Form 10-K
period 1993-12-31
STAR BANC CORP /OH/
filed 1994-03-31
CIK 36678

STAR BANC CORPORATION
Cross Reference Listing of Items
                                                                         Annual
                                                                         Report

PART I                                                                     Page
- -------------------------------------------------------------------------------
Item 1.  Description of Business.............................................52
         Financial Ratios....................................................51
         Average Balance Sheets and Average Rates............................20
         Volume/Rate Variance Analysis.......................................21
         Investment Securities...............................................38
         Loans...........................................................24, 39
         Risk Elements of Loan Portfolio.................................27, 39
         Summary of Loan Loss Experience.....................................25
         Deposits............................................................29
         Short-Term Borrowings...............................................40
Item 2.  Properties..........................................................53
Item 3.  Legal Proceedings...................................................53
Item 4.  Submission of Matters to a Vote of Security Holders (b)...............

PART II
- -------------------------------------------------------------------------------

Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters...............................................53
Item 6.  Selected Financial Data.............................................51
Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................19-30
Item 8.  Financial Statements and Supplementary Data......................32-50
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................None

Part III
- -------------------------------------------------------------------------------

Item 10.  Directors and Executive Officers of the Registrant (a).............58
Item 11.  Executive Compensation (b)...........................................
Item 12.  Security Ownership of Certain Beneficial Owners and Management (b)...
Item 13.  Certain Relationships and Related Transactions (b)...................
- -------------------------------------------------------------------------------

(a) Except as set forth herein, incorporated by reference from the corporation's
    Proxy Statement for the Annual Meeting of Shareholders on April 12, 1994.
(b) Incorporated by reference from the corporation's Proxy Statement for the Annual Meeting of Shareholders on April 12, 1994.

                                                                         Annual
                                                                         Report
Part IV                                                                    Page
- -------------------------------------------------------------------------------
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (a)
         Report of Independent Public Accounts...............................31
         Consolidated Balance Sheets as of December 31, 1993 and 1992........32
         Consolidated Statements of Income for the years ended
           December 31, 1993, 1992 and 1991..................................33
         Consolidated Statements of Shareholders' Equity for the years ended December 31, 1993, 1992 and 1991............................34
         Consolidated Statements of Cash Flows for the years ended
           December 31, 1993, 1992 and 1991..................................35
         Notes to Consolidated Financial Statements.......................36-50

Exhibits:
Exhibit 3.1   Amended Articles of Incorporation of Star Banc Corporation
                (previously filed as an exhibit to the registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference)
Exhibit 3.2   Code of Regulations (previously filed as an exhibit to the registrant's Annual Report on Form 10-K for the year ended December 31, 1988, and incorporated herein by reference)
Exhibit 4     Rights Agreement (previously filed as an exhibit to the
                registrant's Current Report on Form 8-K, dated October 27, 1989, and incorporated herein by reference)
Exhibit 10.1  1986 Stock Incentive Plan (previously filed as an exhibit to
                Registration Statement No. 33-9494 and incorporated herein by reference)
Exhibit 10.2  1991 Stock Incentive Plan (previously filed as an exhibit to
                Registration Statement No. 33-46018 and incorporated herein by reference)
Exhibit 10.3  1987 Deferred Compensation Plan (previously filed as an exhibit to Registration Statement No.33-10085 and incorporated herein by reference)
Exhibit 10.4  Severance and Employment Agreements
Exhibit 11    Computation of Earnings Per Share
Exhibit 13    Annual Report to Security Holders
Exhibit 21    Subsidiaries of the Registrant
Exhibit 23    Consent of Independent Public Accountants in regards to the previously filed Registration Statements No. 2-94845,
                No. 33-9494, No. 33-10085, No. 33-24672, No. 33-46018 and
                No. 33-61308
Exhibit 24    Power of Attorney

During the fourth quarter of 1993, the corporation filed no Current Reports on Form 8-K.

The corporation will file with the Commission its long-term debt instruments upon request.

(a) Financial statement schedules have been omitted due to inapplicability or because required information is shown in the consolidated financial statements or notes thereto. Copies of exhibits may be obtained at a cost of 30 cents per page upon written request to the chief financial officer of the corporation.

EXECUTIVE OFFICERS OF THE REGISTRANT
NAME                     TITLE                                              AGE

Jerry A. Grundhofer      Chairman since 1994.                                49
                         President and Chief Executive Officer since 1993.
                         Director since 1993.
Jerry A. Grundhofer joined Star Banc Corporation in May 1993 as president and was named chief executive officer in June 1993. He has served as chairman of the board since January 1, 1994. He has served as chairman of Star Bank, N.A. since June 1993 and has served on the board of directors of the corporation and the bank since June 1993. Prior to joining Star, he had served as vice chairman of the board for BankAmerica Corporation since 1992. Prior to the merger between BankAmerica Corporation and Security Pacific Corporation, he had served as president and chief executive officer of Security Pacific National Bank since 1990. He has been a director of The Miami Valley Insurance Company since 1993.

Joseph A. Campanella     Member of the Managing Committee since 1991.        51
                         Executive Vice President since 1991.
Joseph A. Campanella served as president and chief executive officer of Star Bank, N.A., Cleveland from its founding in 1988 to June 1991 at which time he was elected executive vice president of Star Banc Corporation. From 1983 to 1988, he had served as director of corporate finance at The Koptis Organization, a financial services firm.

Samuel M. Cassidy        Member of the Managing Committee since 1991.        61
                         Executive Vice President since 1985.
                         Director since 1991.
Samuel M. Cassidy has served as chief executive officer of Star Bank, N.A., since 1988. He has served as president of the bank since 1984 and has served on the board of directors of the bank since 1980.

Richard K. Davis         Member of the Managing Committee since 1993.        35
                         Executive Vice President since 1993.
Richard K. Davis joined Star Banc Corporation in November 1993 as executive vice president. Prior to joining Star, he had served as executive vice president of BankAmerica Corporation since 1992. Prior to the merger between BankAmerica Corporation and Security Pacific Corporation, he had served as executive vice president at Security Pacific National Bank since 1990. He has been president and a director of The Miami Valley Insurance Company since 1993.

David M. Moffett         Member of the Managing Committee since 1993.        41
                         Executive Vice President and Chief Financial
                         Officer since 1993.
David M. Moffett joined Star Banc Corporation in September 1993 as executive vice president and chief financial officer. Prior to joining Star, he had served as senior vice president and assistant treasurer of BankAmerica Corporation since 1992. Prior to the merger between BankAmerica Corporation and Security Pacific Corporation, he had served as senior vice president and director of corporate treasury at Security Pacific Corporation since 1990.
He has served as treasurer and a director of First National Cincinnati Corporation and as vice president, treasurer and a director of The Miami Valley Insurance Company since 1993.

Timothy J. Fogarty       Member of the Managing Committee since 1993         36
                         Senior Vice President since 1987.
Timothy J. Fogarty has served as senior vice president, Residential Mortgage Banking since 1993. Previously he had served as senior vice president, Operations since 1989. He joined Star Banc Corporation in 1987 as senior vice president, director of auditing.

Thomas J. Lakin          Member of the Managing Committee since 1993.        51
                         Senior Vice President since 1992.
Thomas J. Lakin has served as senior vice president, Operations and Administration since 1993. Previously he had served as executive vice president of the bank since 1989 and as senior vice president and head of Trust Financial Services since 1986. He joined Star Bank, N.A. in 1966.

Stephen E. Smith         Member of the Managing Committee since 1993.        46
                         Senior Vice President since 1993.
Stephen E. Smith has served as senior vice president, Corporate Human Resources since 1993. He joined Star Banc Corporation in 1991. Previously he had served as as senior vice president, Human Resources at Ameritrust Company since 1986 and vice president since 1978.

F. Kristen Koepcke       Vice President, General Counsel, and
                           Secretary since 1990.                             58
F. Kristen Koepcke joined Star Banc Corporation in September 1990. He has served as secretary and a director of The Miami Valley Insurance Company since 1990. He had served as vice president, general counsel and secretary of Hillenbrand Industries, a diversified manufacturing company, from 1972 to 1990.

There is no family relationship between any of the above executive officers. Officers are elected by and serve with the approval of the board of directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the twenty-fourth day of February 1994.

                                           Star Banc Corporation

                                          /s/ Jerry A. Grundhofer
                                          -------------------------------------
                                          Jerry A. Grundhofer
                                          Chairman of the Board, President
                                          and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of the twenty-fourth day of February 1994.

 /s/ Jerry A. Grundhofer                 /s/ David M. Moffett
 ----------------------------------      ---------------------------------
 Jerry A. Grundhofer                     David M. Moffett
 Chairman of the Board, President        Executive Vice President and
 and Chief Executive Officer             Chief Financial Officer

James R. Bridgeland, Jr., Director*     Daniel J. Meyer, Director*

Laurance L. Browning, Jr., Director*    O'dell M. Owens, M.D., M.P.H.,Director*

Samuel M. Cassidy, Director*            Thomas E. Petry, Director*

Raymond R. Clark, Director*             William C. Portman, Director*

V. Anderson Coombe, Director*           Oliver W. Waddell, Director*

John C. Dannemiller, Director*          Bradley L. Warnemunde, Director*

J.P. Hayden, Jr., Director*

Roger L. Howe, Director*

Thomas J. Klinedinst Jr., Director*       /s/ Jerry A. Grundhofer
                                          ---------------------------------
Charles S. Meehem, Jr., Director*         Jerry A. Grundhofer
                                          Attorney-in-fact

*Pursuant to Power of Attorney