Form 10-Q
period 1994-03-31
STAR BANC CORP /OH/
filed 1994-05-16
CIK 36678

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C.  20549

                                FORM 10-Q

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1994

                                  OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

                       Commission File Number 0-7601


                          STAR BANC CORPORATION
        (Exact name of registrant as specified in its charter)


             Ohio                              31-0838189
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
 incorporation or organization)


   425 Walnut Street,  Cincinnati,  OH                  45202
 (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code  (513) 632-4000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

29,833,654  common shares, par value $5, outstanding at May 2, 1994



                                         -1-