Form 10-Q
period 1994-06-30
STAR BANC CORP /OH/
filed 1994-08-16
CIK 36678

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
			  EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1994

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

29,675,381  common shares,  par value $5,  outstanding at August  1,  1994