Form 10-Q
period 1994-09-30
STAR BANC CORP /OH/
filed 1994-11-14
CIK 36678

STAR BANC CORPORATION AND SUBSIDIARIES
FORM 10Q
September 30, 1994


Table of Contents



Part I. Financial Information:

  Financial Highlights...................................................3

  Report of Independent Public Accountants...............................4

  Item 1. Financial Statements:

   Consolidated Financial Statements.................................5 - 8

   Notes to Condensed Consolidated Financial Statements.............9 - 13

  Item 2. Management's Discussion and Analysis of Financial

   Condition and Results of Operations.............................14 - 23



Part II. Other Information

  Item 1. Legal Proceedings...........................................none

  Item 2. Changes in Securities.......................................none

  Item 3. Defaults Upon Senior Securities.............................none

  Item 4. Submission of Matters to a Vote of Security Holders.........none

  Item 5. Other Information...........................................none

  Item 6. Exhibits and Reports on Form 8-K..............................24



Signatures..............................................................24

PART I.  FINANCIAL INFORMATION
FINANCIAL HIGHLIGHTS
(Dollars in thousands except per share data)




                                      Third Quarter                           Year thru September
                                                                  Percent                              Percent
                                           1994          1993     Change         1994         1993     Change

Net income........................... $     29,807  $     23,536    26.6 %  $     86,183  $    73,783    16.8 %

Per share:
  Primary earnings................... $       1.00  $       0.78    27.0 %  $       2.88  $      2.47    16.3 %
  Fully diluted earnings.............         0.99          0.77    28.3            2.84         2.43    16.9
  Common stock dividends declared....         0.35          0.29    20.7            1.05         0.87    20.7
  Preferred dividends declared.......         1.50          1.50      --            4.50         4.50      --
  Book value per common share........        23.50         21.73     8.2           23.50        21.73     8.2
  Market value per common share......        41.00         36.00    13.9           41.00        36.00    13.9

Average balances:
  Total assets....................... $  8,227,994  $  7,608,745     8.1 %  $  7,919,643  $ 7,512,268     5.4 %
  Earning assets.....................    7,664,824     7,068,391     8.4       7,373,861    6,976,217     5.7
  Loans, net of unearned interest....    5,817,796     5,181,251    12.3       5,591,584    5,098,357     9.7
  Deposits...........................    6,091,796     6,145,158    (0.9)      6,002,676    6,160,319    (2.6)
  Shareholders' equity...............      703,899       650,445     8.2         695,694      631,658    10.1

Ratios:
  Return on average assets...........         1.44 %        1.23 %                  1.45 %       1.31 %
  Return on average equity...........        16.80         14.36                   16.56        15.62
  Average shareholders' equity
    to average assets................         8.55          8.55                    8.78         8.41

  Risk-based capital ratios:
    Tier 1...........................         8.59         10.75                    8.59        10.75
    Total............................        12.17         12.06                   12.17        12.06
  Leverage...........................         6.04          7.97                    6.04         7.97


  Net interest margin................         4.60          4.60                    4.63         4.62
  Noninterest expense to net revenue.        54.21         57.96                   55.06        56.92
  Noninterest income as a percent
    of net revenue...................        24.49         25.77                   25.19        25.71


                              ARTHUR ANDERSEN LLP

                    Report of Independent Public Accountants

To the Shareholders and Board of Directors of Star Banc Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Star Banc Corporation (an Ohio corporation) as of September 30, 1994, and the related condensed consolidated statements of income for the three-month and nine-month periods, and the consolidated statements of changes in shareholders' equity and cash flows for the nine-month period ended
September 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interin financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Star Banc Corporation as of December 31, 1993 (not presented herein), and, in our report dated January 11, 1994, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1993, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                 /s/ Arthur Andersen, LLP

Cincinnati, Ohio,
October 13, 1994.


STAR BANC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

                                                      (Unaudited)
                                                      September 30,       December 31,
                                                         1994                1993
ASSETS:
Cash and Due From Banks...........................   $   414,054         $   387,759
Interest Bearing Deposits in Banks................           101                 100
Federal Funds Sold and Securities Purchased
  Under Agreements to Resell......................        19,080             172,675
Investment Securities (market value of $2,401,823
  at September 30, 1994 and $1,605,342 at
  December 31, 1993)..............................     2,452,571           1,600,275
Loans:
  Commercial Loans................................     1,998,086           1,789,695
  Real Estate Loans...............................     2,294,114           2,087,301
  Retail Loans....................................     1,783,835           1,462,815
    Total Loans...................................     6,076,035           5,339,811
    Less: Unearned Interest.......................        59,604              45,404
                                                       6,016,431           5,294,407
          Allowance for Loan Losses...............        92,796              83,156
    Net Loans.....................................     5,923,635           5,211,251
Premises and Equipment............................       111,460             104,305
Acceptances - Customers' Liability................           943               3,026
Other Assets......................................       282,508             157,366
    Total Assets..................................   $ 9,204,352         $ 7,636,757

LIABILITIES:
Deposits:
  Noninterest-Bearing Deposits....................   $ 1,104,977         $ 1,200,609
  Interest-Bearing Deposits:
    Savings and NOW...............................     2,123,446           1,821,869
    Time Deposits $100,000 and Over...............       519,808             351,095
    All Other Deposits............................     3,361,869           2,641,993
      Total Deposits..............................     7,110,100           6,015,566
Short-term Borrowings.............................     1,140,572             816,706
Long-term Debt....................................       166,477              51,700
Acceptances Outstanding...........................           943               3,026
Other Liabilities.................................        85,320              73,960
    Total Liabilities.............................     8,503,412           6,960,958

SHAREHOLDERS' EQUITY:
Preferred Stock:
  Shares Authorized - 1,000,000
  Shares Outstanding -  30,813 at September 30,
    1994 and 176,164 at December 31, 1993.........         2,558              14,622
Common Stock:
  Shares Authorized - 50,000,000
  Shares Issued - 30,105,847 at September 30, 1994
    and 29,753,378 at December 31, 1993...........       150,529             148,767
Surplus...........................................        78,634              80,038
Retained Earnings.................................       490,335             435,724
Treasury Stock, at cost - 392,822 shares at September
  30, 1994 and 146,713 at December 31, 1993.......       (12,896)             (3,352)
Net Unrealized (Loss) on Securities
  Available-For-Sale..............................        (8,220)                 --
    Total Shareholders' Equity....................       700,940             675,799

    Total Liabilities and Shareholders' Equity....   $ 9,204,352         $ 7,636,757

See Notes to Condensed Consolidated Financial Statements


STAR BANC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE PERIODS ENDED SEPTEMBER 30
(Unaudited)
(Dollars in thousands except per share data)


                                            Third Quarter         Nine Months
                                           1994      1993       1994      1993
INTEREST INCOME:
Interest and Fees on Loans..............$119,680  $105,378   $337,700  $314,883
Interest on Investment Securities:
  Taxable................................ 22,891    20,261     64,576    63,563
  Non-Taxable............................    362       481      1,179     1,562
Interest on Federal Funds Sold and
  Securities Purchased Under
  Agreements to Resell...................    528     2,458      1,145     7,319
Interest on Interest-Bearing Deposits....    300         1        457       236
  Total Interest Income..................143,761   128,579    405,057   387,563

INTEREST EXPENSE:
Interest on Savings and NOW..............  9,743    11,805     28,336    35,782
Interest on Time Deposits $100,000 and Ov  4,422     4,080     11,353    12,801
Interest on Other Deposits............... 28,968    26,452     79,874    83,673
Interest on Short-Term Borrowings........ 11,147     4,287     25,079    12,079
Interest on Long-Term Debt...............  2,051     1,250      6,908     3,982
  Total Interest Expense................. 56,331    47,874    151,550   148,317

    Net Interest Income.................. 87,430    80,705    253,507   239,246

Provision for Loan Losses................  7,100     9,039     19,392    25,784

    Net Interest Income after
      Provision for Loan Losses.......... 80,330    71,666    234,115   213,462

NONINTEREST INCOME:
Trust Income.............................  8,986     8,978     26,915    26,767
Service Charges on Deposits..............  9,063     8,560     25,686    26,009
Other Service Charges and Fees...........  8,412     7,807     24,841    23,578
Investment Securities Gains-Net..........      9         4          8       135
All Other Income.........................  2,139     2,946      8,715     7,185
  Total Noninterest Income............... 28,609    28,295     86,165    83,674

NONINTEREST EXPENSE:
Salaries................................. 26,887    24,410     76,435    71,815
Pension and Other Employee Benefits......  4,861     4,841     14,243    14,614
Equipment Expense........................  3,578     4,197     11,223    12,542
Occupancy Expense - Net..................  4,504     4,441     13,284    12,820
All Other Expense........................ 23,494    25,756     73,129    73,439
  Total Noninterest Expense.............. 63,324    63,645    188,314   185,230

INCOME BEFORE TAX........................ 45,615    36,316    131,966   111,906
Income Tax............................... 15,808    12,780     45,783    38,123

NET INCOME..............................$ 29,807  $ 23,536   $ 86,183  $ 73,783

PER SHARE:
Primary Earnings........................$   1.00  $   0.78   $   2.88  $   2.47
Fully Diluted Earnings...................   0.99      0.77       2.84      2.43
Common Stock Cash Dividends Declared.....   0.35      0.29       1.05      0.87
Preferred Stock Cash Dividends Declared..   1.50      1.50       4.50      4.50

See Notes to Condensed Consolidated Financial Statements

                                            -6-


                         STAR BANC CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                    Unaudited
                            (Dollars in thousands)

                                                                                       Net
                             Series B                                             Unrealized
                             Preferred    Common             Retained   Treasury  Gain/(Loss)  Total
                               Stock      Stock    Surplus   Earnings    Stock   on Securities Equity
Balance, January 1, 1993.   $  15,408   $146,910  $ 72,826  $ 370,666  $ (3,477) $       --   $602,333

 Net income.................                                   73,783                           73,783

 Cash dividends declared
  on common stock...........                                  (25,544)                         (25,544)

 Cash dividends declared
  on Series B Preferred
  Stock.....................                                     (819)                            (819)

 Issuance of common
  stock.....................               1,157     4,634                                       5,791

 Conversion of Series B
  Preferred Stock into
  common stock, including
  treasury stock issued.....     (786)       215       571                   --                     --

 Purchase of treasury
  stock.....................                                               (532)                  (532)

 Treasury shares issued to
  meet deferred compensation
  obligations...............                          (332)                 332                     --

 Shares reserved to meet
  deferred compensation
  obligations...............                           532                                         532

Balance, September 30, 1993.$  14,622   $148,282  $ 78,231  $ 418,086  $ (3,677) $       --   $655,544

Balance, January 1, 1994.   $  14,622   $148,767  $ 80,038  $ 435,724  $ (3,352) $       --   $675,799

 Net income.................                                   86,183                           86,183

 Cash dividends declared
  on common stock...........                                  (31,295)                         (31,295)

 Cash dividends declared
  on Series B Preferred
  Stock.....................                                     (277)                            (277)

 Issuance of shares upon
  exercise of options
  on common stock...........                  90        17                2,348                  2,455

 Conversion of Series B
  Preferred Stock into
  common stock, including
  treasury stock issued.....  (12,064)     1,672    (1,938)              12,329                     (1)

 Purchase of treasury
  stock.....................                                            (24,809)               (24,809)

 Treasury shares issued to
  meet deferred compensation
  obligations...............                          (276)                 276                     --

 Shares reserved to meet
  deferred compensation
  obligations, including
  treasury stock issued.....                           793                  312                  1,105

 Initial adoption of
  SFAS No.115...............                                                          4,386      4,386

 Change in net unrealized
  gain/(loss) on securities
  available-for-sale........                                                        (12,606)   (12,606)

Balance, September 30, 1994.$   2,558   $150,529  $ 78,634  $ 490,335  $(12,896) $   (8,220)  $700,940

See Notes to Condensed Consolidated Financial Statements

                                                  -7-

                        STAR BANC CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                             (Dollars in thousands)

                                                              Nine Months Ended
                                                                 September 30
                                                               1994        1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                               $   86,183   $  73,783
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization.........................   22,965      23,712
      Provision for loan losses.............................   19,392      25,784
      Provision for deferred taxes..........................    1,149      (6,906)
      (Gain)/loss on sale of premises and equipment - net...     (131)       (191)
      (Gain)/loss on sale of securities - net...............       (1)       (135)
      Net change in mortgages held for sale.................   38,848      31,590
      Net change in other assets............................   (7,991)     (3,001)
      Net change in other liabilities.......................   (4,447)      7,180
        Total adjustments...................................   69,784      78,033
        Net cash provided by operating activities...........  155,967     151,816

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of held-to-maturity securities...  233,530     417,070
  Proceeds from maturities of available-for-sale securities.  296,914           -
  Proceeds from sales of available-for-sale securities......      991       6,515
  Purchase of held-to-maturity securities..................(1,006,422)   (565,362),
  Purchase of available-for-sale securities................. (397,586)          -
  Net change in loans....................................... (789,260)   (336,289)
  Proceeds from sales of loans..............................   17,998       7,365
  Proceeds from sales of premises and equipment.............      986         522
  Purchase of premises and equipment........................  (16,074)     (7,937)
  Net change due to acquisition of branches.................  972,568           -
    Net cash provided by/(used in) investing activities..... (686,355)   (478,116)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in deposits....................................   15,862    (449,158)
  Net change in short-term borrowings.......................  323,866     298,603
  Principal payments on long-term debt......................  (33,390)     (4,985)
  Proceeds from issuance of long-term debt..................  147,975           -
  Proceeds from issuance of common stock....................    2,455       5,791
  Purchase of treasury stock................................  (24,810)       (532)
  Shares reserved to meet deferred compensation obligations.    1,105         532
  Dividends paid............................................  (29,974)    (25,420)
    Net cash provided by/(used in) financing activities.....  403,089    (175,169)
  Net change in cash and cash equivalents................... (127,299)   (501,469)
  Cash and cash equivalents at beginning of year............  560,534     882,770
  Cash and cash equivalents at September 30................$  433,235   $ 381,301


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for nine months ended September 30,                1994        1993
    Interest...............................................$  140,878   $ 153,909
    Income Taxes............................................   41,700      37,835
  Noncash transfer of loans to other real estate owned......      867         415

See Notes to Condensed Consolidated Financial Statements

NOTE 1.  Basis of Presentation

These condensed consolidated financial statements have been prepared by Star Banc Corporation ("the corporation") pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the corporation's annual report on Form 10-K for the year ended December 31, 1993, filed with the Securities and Exchange Commission.


These condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported. All such adjustments are of a normal recurring nature. Certain amounts within the consolidated financial statements as of September 30, 1993 have been reclassified to conform with the 1994 presentation.


NOTE 2.  Investment Securities

Effective January 1, 1994 the corporation adopted Statement of Financial Accounting Standards No. 115 (SFAS No. 115) related to accounting for certain investments in debt and equity securities. SFAS No. 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Those investments are classified in three categories and accounted for as follows:

(1) Debt securities that the corporation has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost.

(2) Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.
    Currently, the corporation has not classified any investments as trading securities.

(3) Investments not classified as trading securities or held-to-maturity are classified as available-for-sale securities and reported at fair value. Unrealized gains and losses for these securities are excluded from earnings and reported as a net amount in a separate component of shareholders' equity (net of tax).

The initial adoption of SFAS No. 115 resulted in increases to shareholders' equity of $4.4 million (net of tax) and investment securities of $6.7 million. The adoption of SFAS No. 115 had no effect on current earnings.

As of September 30, 1994 the corporation reported a net unrealized loss of $12.6 million for available-for-sale securities. For the first nine months of 1994, the net unrealized gain/(loss) reported as a separate component of equity changed from an unrealized gain of $4.4 million to an unrealized loss of $8.2 million reducing shareholders' equity $12.6 million.

The following table summarizes unrealized gains and losses for held-to-maturity and available-for-sale securities at September
30, 1994 and December 31, 1993.  (Dollars are in thousands)

               September 30, 1994                           December 31, 1993
              Amortized             Unrealized            Fair       Amortized        Unrealized    Fair
                Cost              Gains      Losses       Value      Cost     Gains    Losses    Value
Held-to-Maturity
U.S. Treasuries
 and  Agencies      $       --   $     --    $    --   $       --  $       --  $     --     $     --   $     --
Mortgage-backed
  Securities         1,775,923        927     52,008    1,724,842     865,881      5,168       7,563    863,486
Obligations of
 State and
 Political
  Subdivisions          27,810        346         10       28,146      31,599        722           8     32,313
Other debt securities      135         --          3          132         135          --         --        135
Total Investment
  Securities        $1,803,868   $  1,273    $52,021   $1,753,120   $ 897,615  $   5,890    $  7,571   $895,934

Available-for-Sale

U.S. Treasuries and
  Agencies          $  173,650     $  281    $   968   $  172,963   $ 387,315 $    3,874    $       1  $391,188
Mortgage-backed
  Securities           445,950        585      3,860      442,675     305,842      2,885           10   308,717
Obligations of
 State and
 Political
 Subdivisions               --         --         --         --            --         --           --        --
Other debt securities       --         --         --         --           622         --           --       622
 Federal Reserve/FHLB
 Stock  and
  other equity
   securities           33,065         --         --       33,065       8,881         --           --     8,881
  Total Investment
      Securities      $652,665     $  866    $ 4,828    $ 648,703    $702,660     $6,759    $      11  $709,408


The following table presents the amortized cost and fair value of held-to-maturity and available-for-sale debt securities at September 30, 1994. (Dollars in thousands)

                                        Amortized              Fair
Held-to-Maturity                            Cost              Value
One year or less                      $   353,342        $   343,401
After one year through five years         978,970            951,428
After five years through ten years        337,261            327,772
After ten years                           134,295            130,519
     Total                            $ 1,803,868        $ 1,753,120

Available-for-sale
One year or less                      $   252,677        $   251,039
After one year through five years         297,760            295,857
After five years through ten years         67,420             67,005
After ten years                             1,743              1,737
     Total                            $   619,600        $   615,638

Note: Maturity information related to mortgage-backed securities included above is presented based upon weighted average maturities anticipating future prepayments.

NOTE 3. Loans

The following table summarizes the composition of the loan portfolio, net of unearned interest, as of September 30, 1994 and December 31, 1993. (Dollars are in thousands)

                                       September 30,      December 31,
                                               1994              1993

 Commercial loans:
  Corporate loans                        $1,562,984        $1,435,714
  Asset-based lending                       192,602           157,344
  Commercial leasing                        171,332           131,713
  Industrial revenue bonds                   43,036            43,596
   Total commercial loans                 1,969,954         1,768,367



 Real estate loans:
  Residential mortgage                    1,119,572           997,748
  Commercial mortgage                       977,090           909,084
  Construction and land development         197,452           180,470
   Total real estate loans                2,294,114         2,087,301

 Retail loans:
  Installment                             1,310,984         1,122,084
  Credit cards                              207,504           172,534
  Retail leasing                            233,875           144,121
   Total retail loans                     1,752,363         1,438,739

   Total loans, net of unearned interest $6,016,431        $5,294,407



NOTE 4. Allowance for Loan Losses

A summary of the activity in the allowance for loan losses is shown in the following table. (Dollars are in thousands)

                                               Nine Months
                                                 Ended           Year Ended
                                               September 30,     December 31,
                                                   1994               1993


Balance - beginning of period                   $  83,156         $   78,953
  Loans charged-off                               (19,254)           (40,122)
  Recoveries on loans previously charged-off        9,502             11,317
      Net charge-offs                              (9,752)           (28,805)

  Provision charged to earnings                    19,392             33,008
Balance - end of period                         $  92,796          $  83,156

NOTE 5. Income Tax

The components of the net deferred tax asset included in the corporation's consolidated balance sheets at September 30, 1994 and December 31, 1993 are shown in the following table. (Dollars are in thousands)

                                   September 30,      December 31,
                                      1994                1993

Allowance for loan losses          $  31,837           $  28,566
Deferred loan fees                     2,432               3,140
Deferred compensation                  1,716               1,464
Unrealized loss on securities          4,426                  --
Other                                  2,734               2,678
    Total deferred tax asset          43,145              35,848

Leased assets                        (28,345)            (20,187)
Fixed asset depreciation              (4,076)             (4,076)
Pension liabilities                   (4,478)             (4,314)
Purchase accounting/intangible assets (2,540)             (2,367)
Other                                 (1,254)             (1,303)
     Total deferred tax liability    (40,693)            (32,247)

      Net deferred tax asset       $   2,452           $   3,601



The corporation has not recorded a valuation reserve related to deferred tax assets.


NOTE 6. Noninterest Income and Other Noninterest Expense

The following is included in other service charges and fees, and all other income for the third quarter and nine months ended September 30, 1994 and 1993.
                                Third Quarter       Nine Months
                                 1994    1993       1994    1993

Credit card fees               $3,258  $2,821     $8,978  $8,000
Mortgage banking income         1,023   1,766      3,284   4,901


The following are included in all other expense for the third quarter and nine months ended September 30, 1994 and 1993.

                               Third Quarter         Nine Months
                               1994     1993      1994      1993

FDIC insurance                 $3,217   $3,455    $9,875  $10,532
State taxes                     2,429    2,274     7,225    6,749
Marketing                       1,769    1,850     6,092    5,671

NOTE 7. Postemployment Benefits

In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112 (SFAS No. 112) related to employers' accounting for postemployment benefits. The statement requires companies to accrue, during the period that an employee renders service to the company, the expense of providing postemployment benefits. Types of benefits include, but are not limited to, salary continuation, severance benefits, job training and counseling, and continuation of healthcare, disability and life insurance coverage.

Currently the corporation provides only workers' compensation as a postemployment benefit. The corporation has adopted SFAS No.
112 for 1994, however, the effect of adoption was not material to the corporation's financial condition or results of operations.


NOTE 8. Acquisitions

As of September 17, 1994, Star Bank, N.A. ("the bank"), a wholly owned subsidiary of Star Banc Corporation, acquired certain assets and liabilities related to 47 former TransOhio Federal Savings Bank branch offices from the Resolution Trust Corporation ("RTC"). This transaction has been accounted for as a purchase, and accordingly, all assets and liabilities assumed have been recorded at estimated fair value. In purchasing these branches, the bank received $973 million in cash and due from bank balances and $1.1 billion in deposits for a premium of $122.4 million. Intangible assets recorded in this transaction represent the core deposit benefit and other unidentified intangibles. The allocation of the purchase price has not been completed at this time.

 ITEM 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

OVERVIEW

   Net income of Star Banc Corporation ("the corporation") for the quarter ended September 30, 1994 amounted to $29,807,000, a
26.6 percent increase compared to the third quarter of 1993. Net income for the first nine months of 1994 was $86,183,000, a 16.8 percent increase over the same period of 1993. Primary and fully diluted earnings per share for the third quarter of 1994 amounted to $1.00 and $0.99, respectively, compared to $0.78 and $0.77, respectively, for the third quarter of 1993. These amounts represent increases of 27.0 percent and 28.3 percent on primary and fully diluted earnings per share, respectively. For the first nine months of 1994, earnings per share amounted to $2.88 on a primary basis, 16.3 percent higher than 1993 and $2.84 on a fully diluted basis, a 16.9 percent increase.

Return on average assets increased 21 basis points to 1.44 percent for the third quarter of 1994 compared to 1.23 percent for the same period in 1993. Return on average equity was 16.80 percent for the third quarter of 1994 compared to 14.36 percent in 1993. For the first nine months of 1994, return on average assets amounted to 1.45 percent and return on average equity was
16.56 percent. This compares to a return on average assets of
1.31 percent and a return on average equity of 15.62 percent for the same period of 1993.

As of September 17, 1994, Star Bank, N.A. ("the bank"), the corporation's largest subsidiary, purchased from the Resolution Trust Corporation ("RTC") 47 former TransOhio Federal Savings Bank branch offices. This transaction has been accounted for as a purchase, and accordingly, the assets acquired and liabilities assumed have been recorded at estimated fair value. In this transaction the bank received $973 million in cash and due from bank balances and $1.1 billion in deposits for a premium of $122 million. The bank invested approximately $939 million of the cash received in this transaction in U.S. Agency mortgage-backed securities. Approximately $592 million of these securities are adjustable rate mortgage securities that reprice annually. The remainder are fixed rate securities with an average life of approximately 3.5 years.


FINANCIAL CONDITION
   Total assets at September 30, 1994 amounted to $9.20 billion compared to $7.64 billion at December 31, 1993. Total loans, net of unearned interest, increased to $6.02 billion at September 30, 1994 compared to $5.29 billion at December 31, 1993. The corporation has experienced strong increases in loan volumes for all lending areas through the first nine months of 1994. Total loans, net of unearned interest, have increased at an annualized rate of 18.2 percent in the first nine months of 1994. Since December 31, 1993 retail loans increased $314 million, commercial loans increased $202 million, and real estate loans increased $207 million.

Investment securities increased $852 million to $2.45 billion at September 30, 1994, compared to $1.60 billion at December 31, 1993. This increase was due to the purchase of $939 million in mortgage-backed securities with the cash received from the acquisition of the TransOhio offices. Excluding TransOhio, investment securities would have declined $87 million as a result of paydowns on mortgage-backed securities and maturities of U.S. Treasuries. The funds received from the rolloff of investments throughout 1994 has been used to fund new loans.

The corporation adopted Statement of Financial Accounting
Standards No. 115 (SFAS No. 115) in the first quarter of 1994.
SFAS No. 115 addresses the accounting and reporting for investments in equity securities that have a readily determinable fair value and for all investments in debt securities. The initial adoption of

SFAS No. 115 resulted in an increase of $6.7 million to investment securities and $4.4 million (net of tax) to shareholders' equity. As of September 30, 1994, there was a net unrealized loss on securities classified as available-for-sale of $12.6 million with an offsetting charge to shareholders' equity of $8.2 million (net of tax). This change to the unrealized gain/(loss) on the available-for-sale securities is due to the increasing rate environment experienced in the first nine months of 1994. The adoption of SFAS No. 115 had no effect on current earnings for 1994. As of September 30, 1994, the corporation's investment securities portfolio had $1.80 billion classified as held-to-maturity and $649 million classified as available-for-sale.

Deposits increased $1.09 billion to $7.11 billion at September 30, 1994 from $6.02 billion at December 31, 1993. Excluding TransOhio, total deposits increased $22 million in the first nine months of 1994. Due in part to seasonal factors, non-interest bearing deposits declined $96 million during the first nine months of 1994. Due to the traditional increase in level of business activity during the fourth quarter of each year, demand deposits are expected to increase significantly.

Interest-bearing deposits increased $1.19 billion to $6.01 billion in the first nine months of 1994, $1.02 billion of this increase was deposits at the former TransOhio offices. Excluding TransOhio, interest-bearing deposits increased $169 million. Throughout 1994 customers have been shifting funds from savings, NOW and money market accounts into higher yielding certificates of deposit. As a result of this movement of customer funds, in addition to marketing campaigns designed to retain funds of current customers and attract new customers, small certificates of deposit increased $172 million in the first nine months of 1994. Time deposits $100,000 and over increased $164 million (excluding TransOhio) in the first nine months of 1994. This increase was the result of Star Bank, N.A. opening an office in Grand Cayman, British West Indies in the third quarter of 1994. Total Eurodollar deposits were $192 million at September 30, 1994.

RESULTS OF OPERATIONS
   Net interest income, the corporation's principal source of earnings, increased $6.7 million or 8.3 percent in the third quarter and $14.3 million or 6.0 percent in the first nine months of 1994, compared to the same periods in 1993. The increase in 1994 was due to an increase in average interest-earning assets, which were up $596 million or 8.4% in the third quarter, compared to 1993.

Net interest margin was flat in the third quarter and first nine months of 1994, compared to the same periods in 1993. Yields on earning assets increased 23 basis points in the third quarter of 1994, compared to 1993, as a result of increases in market rates and a change in mix of earning assets from securities and money market instruments into higher yielding loans. However, the increase in asset yields was offset by a corresponding increase in the cost of supporting funds. The average rate spread between yields earned on interest-earning assets and the rates paid on interest-bearing liabilities also remained basically flat in the third quarter of 1994 at 3.97 percent, compared to 3.98 percent in the third quarter of 1993. Tables 1 and 2 provide detailed information as to the average balances, interest income/expense and rates earned or paid by major balance sheet category.

Net interest income after provision for loan losses was impacted by a decrease in the provision for loan losses of $1.9 million in the third quarter and $6.4 million in the first nine months of 1994, compared to 1993. As discussed further in the Asset Quality section, the provision has declined in 1994 due to reductions in net charge-offs and levels of nonperforming loans.

Noninterest income increased slightly to $28.6 million in the third quarter of 1994, compared to $28.3 million for the same period in 1993. For the first nine months of 1994, noninterest income was up $2.5 million or 3.0 percent, compared to 1993. Included in the third quarter of 1993 was a $569,000 write-down excess servicing fees which resulted from an unprecedented level of refinancing activity that took place in the second and third quarters of 1993, as mortgage continued to decline. Service charges on deposits and credit card fees increased 5.9 percent and 15.5 percent, respectively in the third quarter of 1994, compared to 1993. These increases were offset by a decline in mortgage banking income as the volume of loans sold on the secondary market have declined significantly in 1994.

Noninterest expense totaled $63.3 million in the third quarter of 1994, a 0.5 percent decline from $63.6 million for the same period of 1993. For the first nine months of 1994 noninterest expenses increased $3.1 million or 1.7 percent, compared to the same period of 1993. The reduction in noninterest expenses for the third quarter was due to a $1.7 million write-down of purchased mortgage servicing rights that occurred in the third quarter of 1993. This was also due to the unprecedented level of refinancing activity previously described. Offsetting the decline in amortization of purchased mortgage servicing rights in the third quarter of 1994 was a $2.5 million increase in staff expense. This increase was the result of additions to staff for new supermarket branches and the corporation's new small business lending units. Also contributing to this increase were employee awards and incentives based on a "pay for performance" philosophy in achieving sales and product goals and objectives. Management has continued its commitment to reducing operating costs at the corporation. The corporation's noninterest expense ratio declined significantly to 54.2 percent for the third quarter and 55.1 for the first nine months of 1994, compared to 58.0 percent and 56.9 percent for the same periods of 1993. Excluding the write-downs of purchased mortgage servicing rights and excess servicing fees that occurred in the third quarter of 1993, the third quarter 1994 noninterest expense ratio would have declined 189 basis points, compared to 1993.

The corporation's effective tax rate amounted to 34.7 percent for the three months and nine months ended September 30, 1994. This compares to an effective rate of 35.2 percent and 34.1 percent for the same periods of 1993. The effective rate for the third quarter of 1993 is higher due to the Budget Reconciliation Act passed by Congress on August 6, 1993. Under this law, the statutory corporate income tax rate was increased from 34% to 35%, effective January 1, 1993, this change was recorded in the third quarter of 1993.

In October 1994, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 119 (SFAS No.
119), "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" which requires disclosures about amounts, nature, and terms of derivative financial instruments, such as futures, forward, swap and option contracts, that are not subject to SFAS No. 105. This statement also amends certain disclosure requirements of SFAS No.'s 105 and 107. This statement only effects financial statement disclosures and therefore will not have an impact on the financial condition or results of operations of the corporation.

TABLE 1 AVERAGE BALANCE SHEETS AND AVERAGE RATES
(dollars in thousands)


                                           Third Quarter, 1994                Third Quarter, 1993
                                        Daily               Average        Daily               Average
                                       Average    Interest   Rate         Average    Interest   Rate
ASSETS:
Commercial loans.....................$1,893,422 $  40,299     8.45 %    $1,729,981 $  32,283     7.41 %
Real estate loans.....................2,241,441    44,044     7.85       2,081,037    41,923     8.05
Retail loans..........................1,682,933    35,942     8.50       1,370,233    31,733     9.20
     Total loans......................5,817,796   120,285     8.23       5,181,251   105,939     8.14
Taxable investment securities.........1,750,710    22,891     5.23       1,541,972    20,261     5.24
Non-taxable investment securities.....   28,424       536     7.69          35,681       725     8.09
Federal funds sold and securities
  purchased under agreements to resell   44,203       528     4.74         309,387     2,458     3.15
Interest bearing deposits in banks....   23,691       300     5.01             100         1     3.97
     Total interest earning assets....7,664,824 $ 144,540     7.52 %     7,068,391 $ 129,384     7.29 %
Cash and due from banks...............  366,536                            350,558
Allowance for loan losses.............  (91,219)                           (86,931)
Other assets..........................  287,853                            276,727
     Total assets....................$8,227,994                         $7,608,745


LIABILITIES AND SHAREHOLDERS' EQUITY:
Savings and NOW......................$1,808,357 $   9,743     2.14 %    $1,816,104 $  11,805     2.58 %
Money market deposit accounts.........  732,335     5,035     2.73         971,522     6,094     2.49
Time deposits $100,000 and over.......  381,229     4,422     4.60         427,118     4,080     3.79
Time deposits under $100,000..........2,131,427    23,933     4.45       1,890,823    20,358     4.27
Short-term borrowings.................1,062,282    11,147     4.16         579,592     4,287     2.93
Long-term debt........................  166,841     2,051     4.88          52,226     1,250     9.49
   Total interest bearing liabilities.6,282,471 $  56,331     3.55 %     5,737,385 $  47,874     3.31 %
Noninterest bearing deposits..........1,038,448                          1,039,591
Other liabilities.....................  203,176                            181,324
Shareholders' equity..................  703,899                            650,445
     Total liabilities and
       shareholders' equity..........$8,227,994                         $7,608,745

Net interest margin.....................                      4.60 %                             4.60 %
Interest rate spread....................                      3.97                               3.98

Note:  Interest and average rate are presented on a fully-taxable equivalent basis.  Taxable equivalent amounts are calculated utilizing marginal federal income tax rate of 35 percent for 1994 and 1993.  The total of nonaccruing loans is included in average amount outstanding.

TABLE 2 AVERAGE BALANCE SHEETS AND AVERAGE RATES
(dollars in thousands)


                                            Nine Months, 1994                  Nine Months, 1993
                                        Daily               Average        Daily               Average
                                       Average    Interest   Rate         Average    Interest   Rate
ASSETS:
Commercial loans.....................$1,851,946 $ 112,725     8.14 %    $1,735,468 $  96,805     7.46 %
Real estate loans.....................2,155,328   126,531     7.83       2,021,050   123,966     8.18
Retail loans..........................1,584,310   100,164     8.45       1,341,839    95,859     9.55
     Total loans......................5,591,584   339,420     8.11       5,098,357   316,630     8.29
Taxable investment securities.........1,701,956    64,576     5.06       1,515,588    63,563     5.60
Non-taxable investment securities.....   29,354     1,785     8.23          39,689     2,345     7.92
Federal funds sold and securities
  purchased under agreements to resell   36,873     1,145     4.20         314,479     7,319     3.90
Interest bearing deposits in banks....   14,094       457     4.15           8,104       236     3.11
     Total interest earning assets....7,373,861 $ 407,383     7.38 %     6,976,217 $ 390,093     7.47 %
Cash and due from banks...............  361,093                            341,200
Allowance for loan losses.............  (88,646)                           (84,297)
Other assets..........................  273,335                            279,148
     Total assets....................$7,919,643                         $7,512,268


LIABILITIES AND SHAREHOLDERS' EQUITY:
Savings and NOW......................$1,807,142 $  28,336     2.10 %    $1,756,434 $  35,782     2.72 %
Money market deposit accounts.........  727,818    13,681     2.51       1,029,395    20,501     2.66
Time deposits $100,000 and over.......  362,156    11,353     4.19         444,516    12,801     3.85
Time deposits under $100,000..........2,058,163    66,193     4.30       1,916,636    63,172     4.41
Short-term borrowings.................  940,644    25,079     3.56         549,233    12,079     2.94
Long-term debt........................  151,364     6,908     6.10          55,164     3,982     9.65
   Total interest bearing liabilities.6,047,287 $ 151,550     3.35 %     5,751,378 $ 148,317     3.45 %
Noninterest bearing deposits..........1,047,397                          1,013,338
Other liabilities.....................  129,265                            115,894
Shareholders' equity..................  695,694                            631,658
     Total liabilities and
       shareholders' equity..........$7,919,643                         $7,512,268

Net interest margin.....................                      4.63 %                             4.62 %
Interest rate spread....................                      4.03                               4.02

Note:  Interest and average rate are presented on a fully-taxable equivalent basis.  Taxable equivalent amounts are calculated utilizing marginal federal income tax rate of 35 percent for 1994 and 1993.  The total of nonaccruing loans is included in average amount outstanding.

                                                    -18-

ASSET QUALITY
   As of September 30, 1994, the allowance for loan losses was $92.8 million or 1.54 percent of loans, net of unearned interest. This compares to an allowance of $83.2 million or 1.57 percent of loans, net of unearned interest, at December 31, 1993. The allowance as a percentage of nonperforming loans improved to 226.8 percent at September 30, 1994 compared to
163.3 percent at December 31, 1993.

Table 3 provides a summary of activity in the allowance for loan losses account by type of loan. As shown in that table, net charge-offs totaled $2.6 million in the third quarter of 1994, compared to $7.7 million for the same period a year earlier. Net charge-offs for the first nine months of 1994 decreased to $9.8 million from $21.0 million in 1993. Annualized net charge-offs as a percentage of average outstanding loans declined significantly to 0.18 percent and 0.23 percent for the third quarter and first nine months of 1994, respectively, compared to
0.59 percent and 0.55 percent for the same periods in 1993.

In the third quarter of 1994, the corporation experienced its fourth straight quarterly decline in net charge-offs, which covers almost all loan areas. The most significant decrease was in the commercial loan area where net charge-offs were $1.5 million in the third quarter of 1994, compared to $3.7 million for the same period in 1993. Retail net charge-offs also improved significantly, decreasing $1.4 million in the third quarter of 1994, compared to 1993. These results reflect the corporation's commitment to maintaining strict credit standards, as well as the improvement in the economy in 1994.

As shown in Tables 4 and 5, the corporation has reduced the level of nonperforming assets in 1994. Nonperforming assets declined $10.1 million during the first nine months of 1994. Nonperforming loans decreased $10.0 million to $40.9 million at September 30, 1994, as the percentage of nonperforming loans to end-of-period loans declined to 0.68 percent from 0.96 percent at December 31, 1993. The majority of the improvement was achieved within the commercial loan portfolio. Loans past-due 90 days or more and still accruing interest decreased $5.6 million in the first nine months of 1994. This decrease also occurred within the commercial loan and commercial real estate portfolios'.

The adequacy of the allowance for loan losses is monitored on a continual basis and is based on management's evaluation of several key factors: the quality of the current loan portfolio, current economic conditions, evaluation of significant problem loans, an analysis of periodic internal loan reviews, delinquency trends and ratios, changes in the mix and levels of various loan types, historical charge-off and recovery experience and other pertinent information. These estimates are reviewed continually and, as adjustments become necessary, they are reported in earnings in the period in which they become known. It is management's opinion that the allowance for loan losses at September 30, 1994 was adequate to absorb all anticipated losses in the loan portfolio as of that date.

In October 1994, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 118 (SFAS No.
118), "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." SFAS No. 118 is an amendment of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", to allow a creditor to use existing methods for recognizing interest income on an impaired loan. SFAS No. 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of its collateral.

Adoption of SFAS No.'s 114 and 118 are required concurrently no later than 1995. Management has not yet determined when it will adopt SFAS No.'s 114 & 118 and is currently assessing the impact on the corporation's financial condition and results of operations.


TABLE 3 SUMMARY OF LOAN LOSS EXPERIENCE
(Dollars in thousands)


                                     Third Quarter             Nine Months
                                  1994        1993        1994        1993
Average loans - net of unearned
  interest.....................$ 5,817,796 $ 5,181,251 $ 5,591,584 $ 5,098,357

Allowance for loan losses:

  Balance - beginning of
    period                     $    88,307 $    82,446 $    83,156 $    78,953

  Charge-offs:
    Commercial.................     (2,621)     (4,844)     (8,896)    (13,958)

    Real estate................       (225)     (1,710)       (905)     (2,350)

    Retail.....................     (2,878)     (3,954)     (9,453)    (12,910)

      Total charge-offs........     (5,724)    (10,508)    (19,254)    (29,218)

  Recoveries:
    Commercial.................      1,154       1,105       3,009       2,607

    Real estate................        139         182         685         412

    Retail.....................      1,820       1,472       5,808       5,198

      Total recoveries.........      3,113       2,759       9,502       8,217

        Net charge-offs........     (2,611)     (7,749)     (9,752)    (21,001)

  Provision charged to earnings      7,100       9,039      19,392      25,784


  Balance - end of period......$    92,796 $    83,736 $    92,796 $    83,736


Ratio of net charge-offs to average
  loans - net of unearned interest    0.18%       0.59%       0.23%       0.55%



TABLE 4 NONPERFORMING ASSETS
(Dollars in thousands)



                              September 30,  December 31,    September 30,
                              1994           1993            1993

Loans on nonaccrual status....$   40,650     $   50,687      $   57,467

Loans which have been
  renegotiated.................      273            249             259


  Total nonperforming loans....   40,923         50,936          57,726

Other real estate owned........    3,876          3,984           4,437


  Total nonperforming assets..$   44,799     $   54,920      $   62,163


Percentage of nonperforming
  loans to loans* .............     0.68%          0.96%           1.10%

Percentage of nonperforming
  assets to loans* and other
  real estate owned............     0.74%          1.04%           1.18%

Loans past due 90 days
  or more.....................$    9,612     $   15,200      $   18,455


*  Net of unearned interest.






                                       -21-

TABLE 5 COMPOSITION OF NONPERFORMING LOANS
(Dollars in thousands)

                                        September 30, 1994                               December 31, 1993
                                  Nonperforming Loans          90 Days                 Nonperforming Loans      90 Days
                                                                  or                                               or
                           Non-   Restruc-          Percentage   More       Non-   Restruc-          Percentage   More
                         accrual   tured    Total   of Loans   Past-Due   accrual   tured    Total   of Loans   Past-Due

Commercial:
  Corporate..............$16,180     $273  $16,453      1.02 %  $2,284    $24,688     $249  $24,937      1.69 %  $5,199

  Asset-based lending....  8,532       --    8,532      4.43        --      9,371       --    9,371      5.96        --

  Commercial leasing.....     28       --       28      0.02        --         33       --       33      0.03        --

  Total commercial loans. 24,740      273   25,013      1.26     2,284     34,092      249   34,341      1.94     5,199

Real estate loans:

  Residential............  4,168       --    4,168      0.37     2,241      4,793       --    4,793      0.48     3,016

  Commercial mortgage....  9,966       --    9,966      1.02     3,540      9,931       --    9,931      1.09     5,533

  Construction/land
    development..........    538       --      538      0.27        34        363       --      363      0.20        53

   Total real estate loans14,672       --   14,672      0.64     5,815     15,087       --   15,087      0.72     8,602

Retail loans:

  Installment............    867       --      867      0.07       401      1,185       --    1,185      0.11       576

  Credit cards...........    327       --      327      0.16     1,067        260       --      260      0.15       823

  Retail leasing.........     44       --       44      0.02        45         63       --       63      0.04        --

    Total retail loans...  1,238       --    1,238      0.07     1,513      1,508       --    1,508      0.10     1,399

    Total loans..........$40,650     $273  $40,923      0.68 %  $9,612    $50,687     $249  $50,936      0.96 % $15,200



LIQUIDITY, CAPITAL RESOURCES AND CASH FLOWS

   To ensure that adequate funds are always available to meet unexpected customer demands for funds, such as high levels of deposit withdrawals or loan demand, or other aspects of the banking business, the corporation has succeeded in developing and maintaining a large stable base of core funding from customers based in its local market areas. By policy, the corporation limits the amount each banking subsidiary can borrow, subject to the corporation's ability to borrow funds in the capital markets in an efficient and cost effective manner. The corporation's lead bank, Star Bank N.A., joined the Federal Home Loan Bank of Cincinnati in 1994 and reopened its Grand Cayman office in the third quarter of 1994. In addition to these funding alternatives, the corporation maintains a presence in the national fed funds, certificate of deposit and Eurodollar markets.

In the first quarter of 1994, the corporation's lead bank issued $150 million in subordinated long-term debt, the proceeds of which were used to refinance the mortgage on the corporate headquarters building in Cincinnati, purchase common shares under a buyback program and various other corporate purposes. In the second quarter, the corporation's lead bank, Star Bank, N.A., prepared an offering circular in order to issue bank notes of up to $500 million, to be used as an alternative funding source. The terms on these notes can vary from 30 days to 30 years. Currently, the corporation has not issued any notes under this offering circular.

The corporation's consolidated long-term debt, which also includes senior and promissory notes, increased $115 million in the first nine months of 1994, to $166 million. This increase was the result of the subordinated debt issuance which was reduced by a $5 million prepayment of one of the corporation's promissory notes and the $24 million prepayment of the mortgage on the corporate headquarters building.

Total shareholders' equity increased $25 million in the first nine months to $701 million at September 30, 1994. The corporation also increased its quarterly dividend rate per common share from $0.29 in 1993 to $0.35 in 1994.

Regulations governing minimum capital requirements for banks and bank holding companies computed on a "risk basis" became effective on December 31, 1990. As defined by regulations, the minimum capital requirements for banking companies are 4.0 percent for tier 1 capital to risk-weighted assets and 8.0 percent for total capital to risk-weighted assets. Regulatory authorities have also established a minimum adjusted equity-to-total assets ("leverage") ratio of 3.00 percent. As of September 30, 1994 the corporation's tier 1 and total risk-based capital ratios amounted to 8.59 and 12.17 percent, respectively, compared to tier 1 and total ratios of 11.10 percent and 12.41 percent at December 31, 1993. The decrease in the Tier 1 capital ratio was the result of the purchase of the former TransOhio offices, which added approximately $1.1 billion in assets with no addition in the corporation's capital. The total capital ratio has not declined despite the effect of the TransOhio purchase due to the issuance of $150 million in subordinated debt in the first quarter of 1994. At September 30, 1994, the corporation's leverage ratio was 6.04 percent, compared to 8.23 percent at December 31 1993. This decline was a result of the TransOhio branch acquisition.

As shown in the Condensed Consolidated Statements of Cash Flows, cash flows provided by operating activities amounted to $156 million for the nine months ended September 30, 1994 compared to $152 million for the same period in 1993. The increase was attributable to a $39 million decrease in mortgages held for sale in the first nine months of 1994, compared to a $31 million decrease in the first nine months of 1993.

PART II.  OTHER INFORMATION

 ITEMS 1. through 5. are not applicable.

 ITEM  6. Exhibits and Reports on Form 8-K

          (A)  Exhibits filed:
               Exhibit 11--Computation of earnings per share


          (B) A Current Report on Form 8-K was filed by the corporation on October 3, 1994 reporting the acquisition by Star Bank, N.A., a wholly owned subsidiary of Star Banc Corporation, of assets relating to 47 former TransOhio Federal Savings Bank branch offices from the Resolution Trust Corporation.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  STAR BANC CORPORATION

  November 14, 1994                             /s/ Jerry A. Grundhofer
      Date                                      Jerry A. Grundhofer
                                                Chairman, President, and
                                                Chief Executive Officer



  November 14, 1994                              /s/ David M. Moffett
    Date                                         David M. Moffett
                                                 Executive Vice President
                                                 and Chief Financial
                                                 Officer