Form 10-K
STAR BANC CORP /OH/
filed 1995-03-31
CIK 36678

Securities and Exchange Commission
                               Washington, D.C. 20549

                                    FORM 10-K
  (Mark One)
  [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 1994

                                         OR

  [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

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

                     425 Walnut Street, Cincinnati, Ohio 45202
                     (Address of principal executive offices)

   Registrant's telephone number, including area code (513) 632-4000

    Securities registered pursuant to Section 12(b) of the Act: None

      Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $5 Par Value
                       Preferred Stock Purchase Rights
                 Series B Preferred Stock, $100 Stated Value

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
  such filing requirements for the past 90 days.  YES X   NO

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of common stock held by non-affiliates was approximately $1,189,000,000 based upon the closing price of these shares on March 1, 1995.

  As of March 1, 1995, there were 29,816,999 shares of common stock outstanding.

                     Documents Incorporated by Reference
  Portions of Star Banc Corporation's Proxy Statement for the Annual Meeting of Shareholders on April 11, 1995 are incorporated by reference into Part III.

  Portions of Star Banc Corporation's Annual Report to Shareholders for the year ended December 31,1994 are incorporated by reference into Parts I, II, III and IV.

                                    Page 1 of 7