Form 10-Q
period 1995-03-31
STAR BANC CORP /OH/
filed 1995-05-15
CIK 36678

STAR BANC CORPORATION AND SUBSIDIARIES
FORM 10Q
March 31, 1995

                                                                    Page
Table of Contents                                                 Number

Part I. Financial Information:
        Financial Highlights...............................................3
        Report of Independent Public Accountants...........................4
        Item 1. Financial Statements:
                Condensed Consolidated Financial Statements............5 - 8
                Notes to Condensed Consolidated Financial Statements..9 - 14
        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations..................15 - 23

Part II. Other Information
        Item 1. Legal Proceedings.....................................  none
        Item 2. Changes in Securities.................................  none
        Item 3. Defaults Upon Senior Securities.......................  none
        Item 4. Submission of Matters to a Vote of Security Holders...  none
        Item 5. Other Information.....................................  none
        Item 6. Exhibits and Reports on Form 8-K......................    24

Signatures............................................................    24

    PART I.  FINANCIAL INFORMATION

    FINANCIAL HIGHLIGHTS
    (Dollars in thousands except per share data)


                                                      First Quarter
                                                                          Percent
                                                    1995          1994     Change

    Net income...........................     $     32,766  $     27,849    17.7 %

    Per share:
      Primary earnings...................     $       1.09  $       0.93    17.2 %
      Fully diluted earnings.............             1.09          0.91    19.8
      Common stock dividends declared....             0.40          0.35    14.3
      Preferred dividends declared.......             1.50          1.50      --
      Book value per common share........            24.99         22.86     9.3
      Market value per common share......            41.88         36.50    14.7

    Average balances:
      Total assets.......................     $  9,373,733  $  7,720,428    21.4 %
      Earning assets.....................        8,582,895     7,187,787    19.4
      Loans, net of unearned interest....        6,330,127     5,364,460    18.0
      Deposits...........................        7,228,516     5,980,924    20.9
      Shareholders' equity...............          745,915       687,078     8.6

    Ratios:
      Return on average assets...........             1.42 %        1.46 %
      Return on average equity...........            17.81         16.44
      Average shareholders' equity
        to average assets................             7.96          8.90

      Risk-based capital ratios:
        Tier 1...........................             8.78         11.26
        Total............................            12.23         15.14
      Leverage...........................             6.44          8.38


      Net interest margin................             4.27          4.55
      Noninterest expense to net revenue.            55.75         54.57
      Noninterest income as a percent
        of net revenue...................            26.61         26.17


                               ARTHUR ANDERSEN LLP


                Report of Independent Public Accountants

To the Shareholders and Board of Directors of Star Banc Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Star Banc Corporation (an Ohio corporation) as of March 31, 1995, and the related condensed consolidated statements of income, changes in shareholders' equity and cash flows for the three-month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the Corporation's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Star Banc Corporation as of December 31, 1994 (not presented herein), and, in our report dated January 9, 1995, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                 /s/ Arthur Andersen LLP


Cincinnati, Ohio,
April 10, 1995

                        STAR BANC CORPORATION AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Dollars in thousands)

                                                            (Unaudited)
                                                             March 31,          December 31,
                                                               1995                1994
    ASSETS:
    Cash and Due From Banks...........................     $   349,588         $   429,467
    Interest Bearing Deposits in Banks................             100                 100
    Federal Funds Sold and Securities Purchased
      Under Agreements to Resell......................          11,975              56,545
    Investment Securities:
      Available-For-Sale..............................         123,065             563,091
      Held-To-Maturity (market value of $1,694,285 at
        March 31, 1995 and $1,671,088 at
        December 31, 1994.............................       1,729,507           1,764,854
      Total securities................................       1,852,572           2,327,945
    Loans:
      Commercial Loans................................       2,177,767           2,079,804
      Real Estate Loans...............................       2,438,728           2,378,661
      Retail Loans....................................       1,910,771           1,865,295
        Total Loans...................................       6,527,266           6,323,760
        Less: Unearned Interest.......................          79,359              74,203
                                                             6,447,907           6,249,557
              Allowance for Loan Losses...............          99,298              95,979
        Net Loans.....................................       6,348,609           6,153,578
    Premises and Equipment............................         124,888             122,829
    Acceptances - Customers' Liability................          27,753               8,249
    Other Assets......................................         338,441             292,078
        Total Assets..................................     $ 9,053,926         $ 9,390,791

    LIABILITIES:
    Deposits:
      Noninterest-Bearing Deposits....................     $ 1,138,356         $ 1,214,703
      Interest-Bearing Deposits:
        Savings and NOW...............................       1,924,274           2,048,442
        Time Deposits $100,000 and Over...............         565,020             636,181
        All Other Deposits............................       3,543,662           3,464,489
          Total Deposits..............................       7,171,312           7,363,815
    Short-term Borrowings.............................         825,173           1,034,700
    Long-term Debt....................................         166,514             166,466
    Acceptances Outstanding...........................          27,753               8,249
    Other Liabilities.................................         115,495              99,343
        Total Liabilities.............................       8,306,247           8,672,573

    SHAREHOLDERS' EQUITY:
    Preferred Stock:
      Shares Authorized - 1,000,000
      Shares Outstanding -  24,928 at March 31,
        1995 and 29,707 at December 31, 1994.........            2,069               2,466
    Common Stock:
      Shares Authorized - 50,000,000
      Shares Issued - 30,105,835 at March 31, 1995
        and December 31, 1994.........................         150,529             150,529
    Surplus...........................................          77,595              78,037
    Retained Earnings.................................         531,060             510,268
    Treasury Stock, at cost - 264,926 shares at March
      31, 1995 and 303,039 at December 31, 1994.......          (8,015)             (9,445)
    Net Unrealized (Loss) on Securities...............          (5,559)            (13,637)
        Total Shareholders' Equity....................         747,679             718,218

        Total Liabilities and Shareholders' Equity....     $ 9,053,926         $ 9,390,791

    See Notes to Condensed Consolidated Financial Statements

                                                   -5-

                     STAR BANC CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      FOR THE PERIODS ENDED MARCH 31
                               (Unaudited)
                 (Dollars in thousands except per share data)


                                                        First Quarter
                                                        1995      1994
    INTEREST INCOME:
    Interest and Fees on Loans.......................$135,701  $105,444
    Interest on Investment Securities:
      Taxable......................................... 34,948    20,660
      Non-Taxable.....................................    186       462
    Interest on Federal Funds Sold and
      Securities Purchased Under
      Agreements to Resell............................    355       377
    Interest on Interest-Bearing Deposits.............      1       141
      Total Interest Income...........................171,191   127,084

    INTEREST EXPENSE:
    Interest on Savings and NOW....................... 10,814     9,326
    Interest on Time Deposits $100,000 and Over.......  8,449     3,447
    Interest on Other Deposits........................ 43,474    25,062
    Interest on Short-Term Borrowings................. 15,164     6,003
    Interest on Long-Term Debt........................  2,542     2,396
      Total Interest Expense.......................... 80,443    46,234

        Net Interest Income........................... 90,748    80,850

    Provision for Loan Losses.........................  5,229     6,472

        Net Interest Income after
          Provision for Loan Losses................... 85,519    74,378

    NONINTEREST INCOME:
    Trust Income......................................  9,735     8,994
    Service Charges on Deposits....................... 10,438     8,195
    Other Service Charges and Fees....................  9,017     7,808
    Investment Securities Gains-Net...................  1,282         1
    All Other Income..................................  2,722     3,932
      Total Noninterest Income........................ 33,194    28,930

    NONINTEREST EXPENSE:
    Salaries.......................................... 27,105    23,692
    Pension and Other Employee Benefits...............  5,741     4,484
    Equipment Expense.................................  3,806     3,810
    Occupancy Expense - Net...........................  5,135     4,400
    All Other Expense................................. 27,768    23,933
      Total Noninterest Expense....................... 69,555    60,319

    INCOME BEFORE TAX................................. 49,158    42,989
    Income Tax........................................ 16,392    15,140

    NET INCOME.......................................$ 32,766  $ 27,849

    PER SHARE:
    Primary Earnings.................................$   1.09  $   0.93
    Fully Diluted Earnings............................   1.09      0.91
    Common Stock Cash Dividends Declared..............   0.40      0.35
    Preferred Stock Cash Dividends Declared...........   1.50      1.50

    See Notes to Condensed Consolidated Financial Statements

                      STAR BANC CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                    (In Thousands)
                                     (Unaudited)

                                Series B                                                 Unrealized
                                Preferred   Common               Retained    Treasury    Gain/(Loss)    Total
                                  Stock      Stock     Surplus   Earnings      Stock    on Securities  Equity
    Balance, January 1, 1994..$   14,622 $  148,767 $   80,038 $  435,724  $   (3,352)$          -- $  675,799

     Net income................                                    27,849                               27,849

     Cash dividends declared
      on common stock..........                                   (10,506)                             (10,506)

     Cash dividends declared on
      Series B Preferred Stock.                                      (128)                                (128)

     Issuance of shares upon
      exercise of options
      on common stock..........                  18         87                                             105

     Conversion of Series B
      Preferred Stock into
      common stock, including
      treasury stock issued....   (7,494)     1,628      2,793                  3,073                       --

     Purchase of treasury
      stock....................                                                (3,283)                  (3,283)

     Treasury shares issued to
      meet deferred compensation
      obligations..............                            (61)                    61                       --

     Shares reserved to meet
      deferred compensation
      obligations..............                            210                                             210

     Adoption of SFAS 115......                                                               4,386      4,386

     Change in net unrealized
      gain/(loss) on securities.                                                             (2,967)    (2,967)

    Balance, March 31, 1994....$   7,128 $  150,413 $   83,067 $  452,939  $   (3,501)$       1,419 $  691,465

    Balance, January 1, 1995...$   2,466 $  150,529 $   78,037 $  510,268  $   (9,445)$     (13,637)$  718,218

     Net income.................                                   32,766                               32,766

     Cash dividends declared
      on common stock...........                                  (11,937)                             (11,937)

     Cash dividends declared on
      Series B Preferred Stock..                                      (37)                                 (37)

     Issuance of treasury
      shares....................                          (569)                 1,138                      569

     Conversion of Series B
      Preferred Stock into
      common stock, including
      treasury stock issued.....    (397)                 (440)                   836                       (1)

     Purchase of treasury
      stock.....................                                                 (553)                    (553)

     Shares reserved to meet
      deferred compensation
      obligations...............                           567                      9                      576

     Change in net unrealized
      gain/(loss) on securities.                                                              8,078      8,078

    Balance, March 31, 1995....$  2,069  $  150,529 $   77,595 $  531,060  $   (8,015)$      (5,559)$  747,679


                          STAR BANC CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                              (Dollars in thousands)

                                                                   Quarter Ended
                                                                      March 31
                                                                   1995        1994
    CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income                                               $   32,766   $  27,849
      Adjustments to reconcile net income to net cash provided
        by operating activities:
          Depreciation and amortization.........................    7,754       6,202
          Provision for loan losses.............................    5,229       6,472
          Provision for deferred taxes..........................   10,720         403
          (Gain)/loss on sale of premises and equipment - net...      (95)        (17)
          (Gain)/loss on sale of securities - net...............   (1,281)         (1)
          (Gain)/loss on sale of residential real estate loans..       22        (350)
          Proceeds from mortgage loans held for sale............    9,105      66,808
          Mortgage Loans originated for sale on secondary market   (7,994)    (35,864)
          Net change in other assets............................  (64,263)       (186)
          Net change in other liabilities.......................   14,990      17,263
            Total adjustments...................................  (25,813)     60,730
            Net cash provided by operating activities...........    6,953      88,579

    CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from maturities of held-to-maturity securities...   35,268     138,238
      Proceeds from maturities of available-for-sale securities.   82,659     119,832
      Proceeds from sales of available-for-sale securities......  373,759         629
      Purchase of held-to-maturity securities...................        -    (168,964)
      Purchase of available-for-sale securities.................   (3,912)   (235,816)
      Net change in loans....................................... (205,450)   (253,398)
      Proceeds from sales of loans..............................    3,579       3,144
      Proceeds from sales of premises and equipment.............      113          22
      Purchase of premises and equipment........................   (5,229)     (2,847)
      Net change due to acquisition of branches.................        -           -
        Net cash provided by/(used in) investing activities.....  280,787    (399,160)

    CASH FLOWS FROM FINANCING ACTIVITIES:
      Net change in deposits.................................... (192,441)    (48,038)
      Net change in short-term borrowings....................... (209,527)     79,320
      Principal payments on long-term debt......................        -      (5,084)
      Proceeds from issuance of long-term debt..................        -     147,975
      Proceeds from issuance of common stock....................      233         105
      Purchase of treasury stock................................     (553)     (3,283)
      Conversion of preferred stock.............................       (1)          -
      Shares reserved to meet deferred compensation obligations.      576         210
      Dividends paid............................................  (10,476)     (8,849)
        Net cash provided by/(used in) financing activities..... (412,189)    162,356
      Net change in cash and cash equivalents................... (124,449)   (148,225)
      Cash and cash equivalents at beginning of year............  486,112     560,534
      Cash and cash equivalents at March 31....................$  361,663   $ 412,309


    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid for three months ended March 31                      1995        1994
        Interest...............................................$   77,657   $  47,449
        Income Taxes............................................      211          77
      Noncash transfer of loans to other real estate owned......      554           -

    See Notes to Condensed Consolidated Financial Statements


Notes to Condensed Consolidated Financial Statements (Unaudited)


Note 1.  Basis of Presentation

These condensed consolidated financial statements have been prepared by Star Banc Corporation ("the Corporation") pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1994, filed with the Securities and Exchange Commission.

   These condensed consolidated financial statements include the accounts of the Corporation and all its subsidiaries and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported. All such adjustments are of a normal recurring nature.


Note 2.  Investment Securities

The following table summarizes unrealized gains and losses for held-to-maturity and available-for-sale securities at March 31, 1995 and December 31, 1994. (Dollars are in thousands)

                                      March 31, 1995                                           December 31, 1994

                          Amortized         Unrealized                Fair      Amortized         Unrealized              Fair
                               Cost      Gains      Losses           Value           Cost     Gains      Losses          Value
Held-to-Maturity
U.S. Treasuries and
  Agencies              $        --     $      --   $      --  $        --    $       -- $      --    $       --  $       --
Mortgage-backed
  Securities              1,711,359        10,312      45,778    1,675,892     1,742,165       506        94,493   1,648,178
Obligations of State and
  Political Subdivisions     17,013           259          11       17,261        21,554       249            25      21,778
Other debt securities         1,135            --           3        1,132         1,135        --             3       1,132

  Total Investment
      Securities        $ 1,729,507     $  10,571   $  45,792  $ 1,694,285    $1,764,854 $     755    $   94,521  $1,671,088

Available-for-Sale
U.S. Treasuries and
  Agencies                $  54,363     $     245    $    636   $   53,972     $  117,357 $      42    $    1,149  $  116,250
Mortgage-backed
  Securities                 32,748            21          --       32,769        424,461        21        11,469     413,013
Obligations of State and
  Political Subdivisions         --            --          --          --              --        --            --          --
Other debt securities           215             1           1          215            215        --             6         209
Federal Reserve/FHLB Stock
 and other equity securities 36,109            --          --       36,109         33,619        --            --      33,619

  Total Investment
      Securities          $ 123,435     $     267    $    637    $ 123,065     $  575,652 $      63   $    12,624  $  563,091


   As of March 31, 1995, the Corporation reported a net unrealized loss of $5.6 million for securities. For the first three months of 1995, the net unrealized gain/(loss) reported as a separate component of equity changed from an unrealized loss of $13.6 million to an unrealized loss of $5.6 million increasing shareholders' equity $8.0 million.

   The following table presents the amortized cost and fair value of held-to-maturity and available-for-sale debt securities at March 31, 1995. (Dollars in thousands)




                                         Amortized                   Fair
Held-to-Maturity                              Cost                  Value
One year or less                      $    201,211             $  197,733
After one year through five years          747,584                733,871
After five years through ten years         406,176                397,453
After ten years                            374,536                356,228
   Total                              $  1,729,507             $1,694,285


Available-for-Sale
One year or less                      $    37,568              $  37,282
After one year through five years          47,919                 47,889
After five years through ten years            889                    827
After ten years                               950                    958
   Total                              $    87,326              $  86,956

Note: Maturity information related to mortgage-backed securities included above is presented based upon weighted average maturities anticipating future prepayments.

Note 3. Loans

The following table summarizes the composition of the loan portfolio, net of unearned interest, as of March 31, 1995 and December 31, 1994. (Dollars are in thousands)
                                               March 31,    December 31,
                                                   1995             1994
  Commercial loans:
    Corporate loans                          $1,695,730       $1,625,934
    Asset-based lending                         201,962          180,738
    Commercial leasing                          204,661          196,504
    Industrial revenue bonds                     39,435           41,176
        Total commercial loans                2,141,788        2,044,352

 Real estate loans:
   Residential mortgage                       1,222,417        1,168,828
   Commercial mortgage                        1,006,789          981,954
   Construction and land development            209,522          227,879
        Total real estate loans               2,438,728        2,378,661

 Retail loans:
   Installment                                1,308,704        1,310,012
   Credit cards                                 239,059          228,673
   Retail leasing                               319,628          287,859
        Total retail loans                    1,867,391        1,826,544


      Total loans, net of unearned interest  $6,447,907       $6,249,557

Note 4. Allowance for Loan Losses

A summary of the activity in the allowance for loan losses is shown in the following table.
(Dollars are in thousands)
                                                      Three Months
                                                   Ended        Year Ended
                                                March 31,      December 31,
                                                    1995              1994

Balance - beginning of period                  $  95,979         $  83,156
  Loans charged-off                               (6,273)          (24,570)
  Recoveries on loans previously charged-off       4,363            13,021
      Net charge-offs                             (1,910)          (11,549)

  Provision charged to earnings                    5,229            24,372

Balance - end of period                        $  99,298          $ 95,979

Note 5.  Impaired Loans

Effective January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards No. 114 (SFAS No. 114), as amended by Statement of Financial Accounting Standards No. 118 (SFAS No. 118), related to accounting by creditors for impairment of loans. SFAS No. 114 requires that impaired loans as defined by the statement be measured based on (1) the present value of the expected future cash flows discounted at the loan's effective interest rate, or (2) as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, a valuation allowance is recorded. The Corporation had previously measured the allowance for loan losses on impaired loans using methods similar to those prescribed by SFAS No. 114.

  The valuation allowance recorded on impaired loans is included in the total allowance for loan losses shown in Note 4. In addition to the methods prescribed in SFAS No. 114 for impaired loans, the adequacy of the total allowance for loan losses is based on management's evaluation of several key factors, including the current loan portfolio, current economic conditions, evaluation of significant problem loans, changes in the mix and levels of various types of loans, past charge-off experience and other pertinent information. There was no additional allowance for loan losses required in 1995 as a result of the adoption of SFAS No. 114 and No. 118.

  The following table shows the Corporation's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 at March 31, 1995. (Dollars in thousands)

                                                March 31, 1995
                                            Recorded       Valuation
                                          Investment       Allowance
Impaired Loans:
   Valuation allowance required             $ 11,481         $ 2,534
   No valuation allowance required            16,680              --

     Total impaired loans                   $ 28,161         $ 2,534

   The average recorded investment in impaired loans for the three months ended March 31, 1995 was $29 million. As a general policy, the Corporation applies payments received on impaired loans as a reduction of principal. No interest income was recognized on impaired loans for the first quarter of 1995.

Note 6. Income Tax

The components of the net deferred tax asset included in the Corporation's consolidated balance sheets at March 31, 1995 and December 31, 1994 are shown in the following table. (Dollars are in thousands)

                                      March 31,    December 31,
                                          1995            1994
Allowance for loan losses            $  34,401        $ 33,151
Deferred loan fees                       2,194           2,313
Deferred compensation                    1,613           1,825
Unrealized loss on securities            3,039           7,343
Other                                    2,667           2,656
    Total deferred tax asset            43,914          47,288


Leased assets                          (39,383)        (32,206)
Fixed asset depreciation                (4,444)         (4,444)
Pension liabilities                     (4,609)         (4,511)
Purchase accounting/intangible assets     (978)           (965)
Other                                   (1,574)         (1,516)
     Total deferred tax liability      (50,988)        (43,642)
      Net deferred tax asset/
       (liability)                   $  (7,074)      $   3,646


The Corporation has not recorded a valuation reserve related to deferred tax assets.


Note 7. Noninterest Income and Other Noninterest Expense

The following is included in other service charges and fees, and all other income for the three months ended March 31, 1995 and 1994.

                                                           March 31,
                                                         1995      1994

Credit card fees                                      $ 3,286   $ 2,620
ATM fees                                                1,656     1,037
Mortgage banking income                                   940     1,260

The following are included in all other expense for the three months ended March 31, 1995 and 1994.

                                                           March 31,
                                                        1995     1994

FDIC insurance                                       $ 3,929   $ 3,330
Amortization of intangible assets                      2,977     1,600
State taxes                                            2,240     2,411
Outside Services                                       2,084     1,939
Marketing                                              1,931     2,019

Note 7.  Pending Acquisitions

On March 10, 1995, Star Bank, N.A. ("the Bank"), the lead bank of the Corporation, signed a definitive agreement to acquire 24 Columbus area branch offices of the Ohio division of Household Bank. This transaction will be accounted for as a purchase. In purchasing these branches, the Bank will acquire approximately $680 million in deposits for a premium of 9.75 percent of deposits or approximately $66 million. This transaction is expected to be consummated in July, 1995.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Net income of Star Banc Corporation ("the Corporation") for the quarter ended March 31, 1995 was $32,766,000, a 17.7 percent increase over the first quarter of 1994. Primary and fully diluted earnings per share were $1.09 for the first three months of 1995, compared to $0.93 and $0.91, respectively, for the first quarter of 1994. These amounts represent increases of 17.2 percent and 19.8 percent on primary and fully diluted earnings per share, respectively.


   Earnings results for the first quarter of 1995 reflected increases in net interest income and noninterest income, in addition to a reduction in the provision for loan losses. Included in the first quarter of 1995 was a $1.3 million gain on sale of $375 million in available-for-sale securities. Excluding the gain on sale of securities, net income was $31.9 million for the first quarter of 1995, an increase of 14.7 percent over the same period in 1994. Fully diluted earnings per share were $1.06 excluding the gain, an increase of 16.5 percent over 1994.


   Return on average assets was 1.42 percent for the first quarter of 1995, compared to 1.46 percent for the same period in 1994. This slight decline was due to the TransOhio acquisition which occurred in the third quarter of 1994. Return on average equity increased to 17.81 percent for the first quarter of 1995 compared to 16.44 percent in 1994.

   On March 10, 1995, Star Bank, N.A. ("the Bank"), the lead bank of the Corporation, signed a definitive agreement to acquire 24 Columbus area branch offices of the Ohio division of Household Bank. This transaction will be accounted for as a purchase, and accordingly, the assets acquired and liabilities assumed will be recorded at estimated fair value. In purchasing these branch offices, the Bank will acquire approximately $680 million in deposits for a premium of approximately $66 million. This transaction is expected to be consummated in July, 1995.


FINANCIAL CONDITION

Total assets at March 31, 1995 amounted to $9.05 billion compared to $9.39 billion at December 31, 1994. The decline in total assets was due to the sale of $375 million in securities in the first quarter of 1995. Total loans, net of unearned interest, increased to $6.45 billion at March 31, 1995, compared to $6.25 billion at December 31, 1994. The corporation has experienced strong increases in loan volumes for most lending areas for the first three months of 1995. Total loans, net of unearned interest, have increased at an annualized rate of 12.7 percent in the first three months of 1995. During the first quarter of 1995, commercial loans increased $97 million, real estate loans increased $60 million and retail loans were up $41 million.

   Investment securities declined $475 million to $1.85 billion at March 31, 1995, compared to $2.33 billion at December 31, 1994. This decrease was due to the sale of $375 million in mortgage-backed securities from the Corporation's available-for-sale portfolio in the first quarter. The proceeds of this sale were used to pay down higher cost borrowings. The sale of securities is expected to have a positive impact on the Corporation's earnings in the second quarter, as well as improve its net interest margin, return on assets and capital ratios. As of March 31, 1995, the Corporation's investment securities portfolio included $1.73 billion in securities classified as held-to-maturity a decline of $35 million from December 31, 1994, and $123 million classified as available-for-sale.

   Deposits declined $193 million to $7.17 billion at March 31, 1995 from $7.36 billion at December 31, 1994. This decline was due to a $95 million decrease in foreign deposits $100,000 and over and a $76 million decline in noninterest bearing deposits. Noninterest-bearing deposits declined in the first quarter primarily as a result of seasonal factors. Due to the traditional increase in level of business activity during the fourth quarter of each year, demand deposits are expected to increase significantly. This seasonal buildup in demand deposits results in increases in cash and due from banks, and money market instruments. As business activity slows following the holiday season, demand deposits, money market instruments and cash and due from banks decline.

   Interest-bearing deposits decreased $116 billion to $6.03 billion at March 31, 1995, compared to $6.15 billion at December 31, 1994. Foreign deposits declined $95 million in the first three months of 1995 due primarily to reduction in funding needs as a result of the sale of investment securities.
The Corporation also noted customers continuing to shift funds from savings, NOW and money market accounts into higher yielding certificates of deposit in the first quarter of 1995. As a result of this movement of customer funds, in addition to marketing campaigns designed to retain funds of current customers and attract new customers, small certificates of deposit increased
$79 million in the first three months of 1995, while savings and NOW accounts declined $124 million in the first three months of 1995.


RESULTS OF OPERATIONS

Net interest income, the Corporation's principal source of earnings, increased $9.9 million or 12.2 percent in the first quarter of 1995, compared to the same period in 1994. The increase in 1995 was due to an increase in the level of average interest-earning assets, which were up $1.40 billion or 19.4% in the first three months, compared to 1994. Average loans were up $966 million in the first quarter of 1995, compared to 1994. In addition securities increased $470 million in 1995, related to the TransOhio acquisition. The increase in net interest income due to the higher loan and securities levels was partially offset by the continued decline in spreads between the rates received on earning assets relative to rates paid on interest-bearing liabilities.

   Net interest margin declined 28 basis points to 4.27 percent in the first three months of 1995, compared to 4.55 percent for the same period in 1994. Compared to the first quarter of 1994, the TransOhio acquisition compressed the Corporation's net interest margin as the proceeds received were invested in securities which have lower yields than the average yields of the Corporations assets. The increases in market rates over the last year resulted in a 91 basis point increase in asset yields in the first quarter, which was more than offset by a 119 basis point increase in the cost of supporting funds.
The average rate spread between yields earned on interest-earning assets and the rates paid on interest-bearing liabilities declined 30 basis points in the first quarter of 1995 to 3.67 percent, compared to 3.97 percent in the first quarter of 1994. Table 1 provides detailed information as to the average balances, interest income/expense and rates earned or paid by major balance sheet category.

   Net interest income after provision for loan losses was impacted by a decrease in the provision for loan losses of $1.2 million in the first quarter of 1995, compared to 1994. As discussed further in the Asset Quality section, the provision has continued to decline in 1995 due to reductions in the levels of net charge-offs and nonperforming loans.

   Noninterest income was $33.2 million for the first three months of 1995, an increase of $4.3 million or 14.7 percent, from the $28.9 million reported for the same period of 1994. Excluding the $1.3 million gain on sale of securities in the first quarter of 1995, noninterest income increased $3.0 million or 10.3 percent in 1995, compared to the same period in 1994. Service charges on deposits increased $2.2 million or 27.4 percent in 1995, due in part to the TransOhio acquisition. In addition, credit card and ATM fees increased 25.4 percent and 59.7 percent, respectively in the first quarter of 1995.

   Noninterest expense totaled $69.6 million in the first quarter of 1995, a
15.3 percent increase from $60.3 million for the same period of 1994. The increase in noninterest expenses in 1995 was due primarily to the TransOhio acquisition. Additional increases related to TransOhio include salaries, occupancy, FDIC insurance, equipment, supplies and amortization of intangibles. Also contributing to this increase were employee awards and incentives based on a "pay for performance" philosophy in achieving sales and product goals and objectives and an increase in benefits costs. The Corporation's noninterest expense ratio increased to 55.8 percent for the first quarter of 1995, compared to 54.8 percent for the same period of 1994, due primarily to higher expense levels related to TransOhio.

   The Corporation's effective tax rate amounted to 33.4 percent for the three months ended March 31, 1995. This compares to an effective rate of 35.2 percent for the same period of 1994. The decline in the effective rate for 1995 is due to tax benefits received from recently established Corporate and Bank owned life insurance programs, in addition to tax benefits recorded on limited partnership investments of the parent company.


ASSET QUALITY

As of March 31, 1995, the allowance for loan losses was $99.3 million or 1.54 percent of loans, net of unearned interest. This compares to an allowance of $96 million or 1.54 percent of loans, net of unearned interest, at December 31, 1994. The allowance as a percentage of nonperforming loans improved to 295.9 percent at March 31, 1995 compared to 272.3 percent at December
31, 1993.

  Table 2 provides a summary of activity in the allowance for loan losses account by type of loan. As shown in that table, net charge-offs totaled $1.9 million in the first quarter of 1995, down significantly from $4.2 million for the same period a year earlier. Annualized net charge-offs as a percentage of average outstanding loans declined to 0.12 percent for the same quarter of 1995, compared to 0.32 percent for the same period in 1994.

  Net charge-offs have continued to decline in 1995, primarily in the commercial and retail loan areas. The most significant decrease was in the commercial loan area where net charge-offs were $200,000 in the first quarter of 1995, compared to $2.9 million for the same period in 1994.
This was due in part to a large recovery received in 1995. Retail net charge-offs improved slightly, decreasing to $1.0 million in the first quarter of 1995, from $1.2 million in the first quarter of 1994. These results reflect the Corporation's commitment to maintaining strict credit standards, as well as the improvement in the economy throughout 1994 and into 1995.

                                           STAR BANC CORPORATION AND SUBSIDIARIES
                                         AVERAGE BALANCE SHEETS AND AVERAGE RATES
                                                   (dollars in thousands)


                                                First Quarter, 1995                   First Quarter, 1994
                                             Daily                Average          Daily                Average
                                            Average     Interest   Rate           Average     Interest   Rate
    ASSETS:
    Commercial loans.....................$ 2,085,415  $  47,734     9.27 %     $ 1,811,024  $  34,171     7.64 %
    Real estate loans......................2,404,714     48,997     8.16         2,077,294     40,685     7.84
    Retail loans...........................1,839,998     39,674     8.70         1,476,142     31,116     8.52
         Total loans.......................6,330,127    136,405     8.69         5,364,460    105,972     7.96
    Taxable investment securities..........2,211,196     34,948     6.32         1,729,459     20,660     4.79
    Non-taxable investment securities......   19,236        302     6.29            31,132        689     8.96
    Federal funds sold and securities
      purchased under agreements to resell.   22,236        355     6.47            45,969        377     3.32
    Interest-bearing deposits in banks.....      100          1     4.48            16,767        141     3.42
         Total interest earning assets.....8,582,895  $ 172,011     8.07 %       7,187,787  $ 127,839     7.16 %
    Cash and due from banks................  391,161                               360,644
    Allowance for loan losses..............  (99,053)                              (86,367)
    Other assets...........................  498,730                               258,364
         Total assets....................$ 9,373,733                           $ 7,720,428


    LIABILITIES AND SHAREHOLDERS' EQUITY:
    Savings and NOW......................$ 1,975,471  $  10,814     2.22 %     $ 1,812,442  $   9,326     2.09 %
    Money market deposit accounts..........  663,410      5,374     3.29           730,989      4,169     2.31
    Time deposits $100,000 and over........  592,983      8,449     5.78           364,233      3,447     3.84
    Time deposits under $100,000...........2,899,355     38,100     5.33         2,016,923     20,893     4.20
    Short-term borrowings..................1,120,281     15,164     5.49           840,951      6,003     2.90
    Long-term debt.........................  166,491      2,542     6.19           106,060      2,396     9.16
         Total interest-bearing liabilities7,417,991  $  80,443     4.40 %       5,871,598  $  46,234     3.19 %
    Noninterest-bearing deposits...........1,097,297                             1,056,337
    Other liabilities......................  112,530                               105,415
    Shareholders' equity...................  745,915                               687,078
         Total liabilities and
           shareholders' equity..........$ 9,373,733                           $ 7,720,428


    Net interest margin.....................                        4.27 %                                4.55 %
    Interest rate spread....................                        3.67                                  3.97

    Note:  Interest and average rate are presented on a fully-taxable equivalent basis.  Taxable equivalent amoun are calculated utilizing marginal federal income tax rate of 35 percent for 1995 and 1994.  The total nonaccruing loans is included in average amount outstanding.

                                             -18-

   As shown in Tables 3 and 4, the Corporation has continued to reduce the level of nonperforming assets over the last year. Nonperforming assets declined
$13.7 million to $35.9 million at March 31, 1995, compared to March 31, 1994. Nonperforming assets declined $2.2 million in the first quarter of 1995, for the sixth straight quarterly decline in nonperforming assets. The percentage of nonperforming loans to end-of-period loans declined to 0.52 percent from
0.56 percent at December 31, 1994, also the sixth straight quarterly decline. The majority of the improvement was achieved within the commercial loan portfolio, nonaccrual commercial loans have decreased $11.6 million over the last year. Loans past-due 90 days or more and still accruing interest decreased $1.8 million in the first three months of 1995, and $13.7 million compared to March 31, 1994. This decrease also occurred within the commercial loan and commercial real estate portfolios'.

   Effective January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards No. 114 (SFAS No. 114), as amended by Statement of Financial Accounting Standards No. 118 (SFAS No. 118), related to accounting by creditors for impairment of loans. SFAS No. 114 requires that impaired loans as defined by the statement be measured based on (1) the present value of the expected future cash flows discounted at the loan's effective interest rate, or (2) as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, a valuation allowance is recorded. The Corporation had previously measured the allowance for loan losses on impaired loans using methods similar to those prescribed by SFAS No. 114.

   The specific valuation allowance recorded on impaired loans is included in the total allowance for loan losses. In addition to the methods prescribed in SFAS No. 114 for impaired loans, the adequacy of the total allowance for loan losses is monitored on a continual basis and is based on management's evaluation of several key factors: the quality of the current loan portfolio, current economic conditions, evaluation of significant problem loans, an analysis of periodic internal loan reviews, delinquency trends and ratios, changes in the mix and levels of various loan types, historical charge-off and recovery experience and other pertinent information. These estimates are reviewed continually and, as adjustments become necessary, they are reported in earnings in the period in which they become known. It is management's opinion that the allowance for loan losses at March 31, 1995 was adequate to absorb all anticipated losses in the loan portfolio as of that date.

   The recorded investment in impaired loans at March 31, 1995 was $28.2 million with a related valuation allowance calculated under SFAS No. 114 of $2.5 million. There was no additional allowance for loan losses required in 1995 as a result of the adoption of SFAS No. 114 and No. 118.


 TABLE 2 SUMMARY OF LOAN LOSS EXPERIENCE
 (Dollars in thousands)

                                               First Quarter
                                              1995        1994
    Average loans - net of unearned
      interest...........................$ 6,330,127 $ 5,364,460

    Allowance for loan losses:

      Balance - beginning of period......$    95,979 $    83,156

      Charge-offs:

        Commercial.......................     (2,257)     (3,697)

        Real estate......................     (1,077)       (310)

        Retail...........................     (2,939)     (3,136)

          Total charge-offs..............     (6,273)     (7,143)

      Recoveries:

        Commercial.......................      2,034         767

        Real estate......................        437         214

        Retail...........................      1,892       1,937

          Total recoveries...............      4,363       2,918

            Net charge-offs..............     (1,910)     (4,225)

      Provision charged to earnings......      5,229       6,472


      Balance - end of period............$    99,298 $    85,403




    Ratio of net charge-offs to average
      loans - net of unearned interest...       0.12%       0.32%


    TABLE 3 NONPERFORMING ASSETS
    (Dollars in thousands)



                                        March 31,       December 31,      March 31
                                           1995            1994             1994

    Loans on nonaccrual status.....   $    33,519     $     34,990     $     45,798

    Loans which have been
      renegotiated.................            35              261              238


      Total nonperforming loans....        33,554           35,251           46,036

    Other real estate owned........         2,317            2,793            3,560


      Total nonperforming assets....  $    35,871     $     38,044     $     49,596


    Percentage of nonperforming
      loans to loans* .............          0.52%            0.56%            0.84%


    Percentage of nonperforming
      assets to loans* and other
      real estate owned............          0.56%            0.61%            0.90%



    Loans past due 90 days
      or more......................   $     6,489     $      8,264     $     20,141


    *  Net of unearned interest.


TABLE 4 COMPOSITION OF NONPERFORMING LOANS
(Dollars in thousands)

                                           March 31, 1995                                   December 31, 1994

                                      Nonperforming Loans          90 Days                 Nonperforming Loans      90 Days
                                                                      or                                               or
                           Non-   Restruc-          Percentage   More       Non-   Restruc-          Percentage   More
                         accrual   tured    Total   of Loans   Past-Due   accrual   tured    Total   of Loans   Past-Due
Commercial:

  Corporate.............. $17,929      $35  $17,964      1.04 %    $664    $20,813     $261  $21,074      1.26 %  $1,213

  Asset-based lending....      --       --       --        --        --         --       --       --        --        --

  Commercial leasing.....      23       --       23      0.01        --         25       --       25      0.01        --

    Total commercial loans 17,952       35   17,987      0.84       664     20,838      261   21,099      1.03     1,213

Real estate loans:

  Residential............   4,560       --    4,560      0.37     2,142      4,431       --    4,431      0.38     1,906

  Commercial mortgage....   9,429       --    9,429      0.94       494      8,268       --    8,268      0.84     2,090

  Construction/land
    development..........     404       --      404      0.19     1,766        404       --      404      0.18     1,446

   Total real estate loans 14,393       --   14,393      0.59     4,402     13,103       --   13,103      0.55     5,442

Retail loans:

  Other retail...........     643       --      643      0.05       462        651       --      651      0.05       801

  Credit cards...........     393       --      393      0.16       918        297       --      297      0.13       765

  Retail leasing.........     138       --      138      0.04        43        101       --      101      0.04        43

    Total retail loans...   1,174       --    1,174      0.06     1,423      1,049       --    1,049      0.06     1,609

    Total loans.......... $33,519      $35  $33,554      0.52 %  $6,489    $34,990     $261  $35,251      0.56 %  $8,264




LIQUIDITY, CAPITAL RESOURCES AND CASH FLOWS

To ensure that adequate funds are always available to meet unexpected customer demands for funds, such as high levels of deposit withdrawals or loan demand, or other aspects of the banking business, the Corporation has succeeded in developing and maintaining a large stable base of core funding from customers based in its local market areas. By policy, the Corporation limits the amount each banking subsidiary can borrow, subject to the Corporation's ability to borrow funds in the capital markets in an efficient and cost effective manner. The Corporation's lead bank, Star Bank N.A. (the Bank), is a member of the Federal Home Loan Bank of Cincinnati, and in 1995 began issuing national market retail certificates of deposits. In 1994, the Bank prepared an offering circular in order to issue bank notes of up to $500 million with terms that can vary from 30 days to 30 years. Currently, the Bank has not issued any notes under this offering circular. In addition to these funding alternatives, the Corporation maintains a presence in the national fed funds, repurchase agreement, certificate of deposit and Eurodollar markets.

   In the first quarter of 1995, the Bank began issuing retail brokered certificates of deposit, with $50 million outstanding at March 31, 1995.
The Corporation's consolidated long-term debt, which includes senior and promissory notes, remained at $166 million for the first three months of 1995.

   Total shareholders' equity increased $29 million in the first three months to $748 million at March 31, 1995. The Corporation also raised its quarterly dividend rate per common share from $0.35 in 1993 to $0.40 in 1995, a 14.0 percent increase.

   Banking industry regulators define minimum capital requirements for banks and bank holding companies. The Corporation's tier 1 and total risk-based capital ratios at March 31, 1995 were 8.78 percent and 12.23 percent, respectively, well above the minimum requirements of 4.0 percent for tier 1 capital to risk-weighted assets and 8.0 percent for total capital to risk-weighted assets. These compare to tier 1 and total ratios of 8.66 percent and 12.16 percent at December 31, 1994. Regulatory authorities have also established a minimum adjusted equity-to-average quarterly assets ("leverage") ratio of 3.00 percent. As of March 31, 1995 the Corporation's leverage ratio was 6.44 percent compared to 6.27 percent at December 31, 1994. The Corporation's leverage ratio is expected to improve in the second quarter of 1995 due to a full quarters' effect of the sale of $375 million in mortgage-backed securities. The proceeds from the sale of these securities were used to reduce short-term borrowings. The increases in the Corporation's regulatory capital ratios in the first quarter of 1995 was due to the retention of earnings net of dividends declared.

   In 1994, the board of directors of the Corporation approved a common stock buyback program to purchase up to one million shares of common stock over the next three years. The repurchased shares are held as treasury shares for reissue in connection with conversion of preferred shares, employee stock options and other corporate purposes. Through March 31, 1995, the Corporation has repurchased 663,000 shares, of which 98,000 had not yet been reissued.


   As shown in the Condensed Consolidated Statements of Cash Flows, cash flows provided by operating activities amounted to $7 million for the three months ended March 31, 1995 compared to $89 million for the same period in 1994. The decrease was attributable to a $50 million investment in bank owned life insurance in the first quarter of 1995, in addition to a $30 million decline in the change in mortgage loans held for sale in the first three months of 1995, compared to the same period in 1994.

                       PART II.  OTHER INFORMATION


 ITEMS 1. through 5. are not applicable.



 ITEM  6.  Exhibits and Reports on Form 8-K

       (A)  Exhibits filed:
            Exhibit 11 - Computation of earnings per share
            Exhibit 27 - Financial Data Schedule

       (B) A Current Report on Form 8-K was filed by the Corporation on March 1, 1995 reporting the formation of StarBanc Finance, Inc., a wholly owned consumer finance subsidiary of Star Banc Corporation. Star Banc Finance, Inc. will offer a broader mix of consumer lending products and services such as indirect new and used auto loans, second mortgages, personal loans and other types of consumer financing within the Corporations current markets.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              STAR BANC CORPORATION


May 15, 1995                                  /s/ Jerry A. Grundhofer
- ------------                                  -----------------------------
Date                                          Jerry A. Grundhofer
                                              Chairman, President, and Chief
                                              Executive Officer




May 15, 1995                                   /s/ David M. Moffett
- ------------                                   ---------------------------
Date                                           David M. Moffett
                                               Executive Vice President
                                               and Chief Financial Officer