Form 10-Q
period 1995-06-30
STAR BANC CORP /OH/
filed 1995-08-14
CIK 36678

STAR BANC CORPORATION AND SUBSIDIARIES
FORM 10Q
June 30, 1995


                                                                        Page
Table of Contents                                                       Number

Part I. Financial Information:
        Financial Highlights................................................3
        Report of Independent Public Accountants............................4

        Item 1. Financial Statements:
        Condensed Consolidated Financial Statements.....................5 - 8
        Notes to Condensed Consolidated Financial Statements...........9 - 14
        Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations..........................15 - 25

Part II. Other Information
         Item 1. Legal Proceedings.......................................none
         Item 2. Changes in Securities...................................none
         Item 3. Defaults Upon Senior Securities.........................none
         Item 4. Submission of Matters to a Vote of Security Holders.....none
         Item 5. Other Information.......................................none
         Item 6. Exhibits and Reports on Form 8-K..........................26

Signatures.................................................................26


PART I.  FINANCIAL INFORMATION
FINANCIAL HIGHLIGHTS
(Dollars in thousands except per share data)

                                                 Second Quarter                        Year thru June
                                                                        Percent                              Percent
                                                 1995          1994     Change         1995         1994     Change

    Net income........................... $     33,770  $     28,527    18.4 %  $     66,536  $    56,376    18.0 %

    Per share:
      Primary earnings................... $       1.12  $       0.95    17.9 %  $       2.21  $      1.88    17.6 %
      Fully diluted earnings.............         1.12          0.94    19.1            2.21         1.85    19.5
      Common stock dividends declared....         0.40          0.35    14.3            0.80         0.70    14.3
      Preferred dividends declared.......         1.50          1.50      --            3.00         3.00      --
      Book value per common share........        25.75         23.01    11.9           25.75        23.01    11.9
      Market value per common share......        46.00         37.88    21.4           46.00        37.88    21.4

    Average balances:
      Total assets....................... $  9,205,663  $  7,804,793    17.9 %  $  9,289,234  $ 7,762,910    19.7 %
      Earning assets.....................    8,411,133     7,263,728    15.8       8,496,540    7,225,968    17.6
      Loans, net of unearned interest....    6,602,060     5,587,513    18.2       6,466,845    5,476,603    18.1
      Deposits...........................    6,999,418     5,934,089    18.0       7,113,334    5,957,377    19.4
      Shareholders' equity...............      769,377       695,916    10.6         757,711      691,521     9.6

    Ratios:
      Return on average assets...........         1.47 %        1.47 %                  1.44 %       1.46 %
      Return on average equity...........        17.61         16.44                   17.71        16.44
      Average shareholders' equity
        to average assets................         8.36          8.92                    8.16         8.91

      Risk-based capital ratios:
        Tier 1...........................         8.84         10.93                    8.84        10.93
        Total............................        12.21         14.68                   12.21        14.68
      Leverage...........................         6.84          8.33                    6.84         8.33


      Net interest margin................         4.44          4.74                    4.35         4.64
      Noninterest expense to net revenue.        53.96         56.41                   54.85        55.51
      Noninterest income as a percent
        of net revenue...................        26.39         24.97                   26.50        25.56




                              ARTHUR ANDERSEN LLP

                    Report of Independent Public Accountants

To the Shareholders and Board of Directors of Star Banc Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Star Banc Corporation (an Ohio corporation) as of June 30, 1995, and the related condensed consolidated statements of income for the three-month and six-month periods then ended, and the condensed consolidated statements of changes in shareholders' equity and cash flows for the six-month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of the Corporation's management.

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

Cincinnati, Ohio,
July 10, 1995


                           STAR BANC CORPORATION AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Dollars in thousands)

                                                          (Unaudited)
                                                            June 30           December 31,
                                                             1995                1994
    ASSETS:
    Cash and Due From Banks...........................   $   390,586         $   429,467
    Interest Bearing Deposits in Banks................           100                 100
    Federal Funds Sold and Securities Purchased
      Under Agreements to Resell......................         2,645              56,545
    Investment Securities:
      Available-For-Sale..............................        62,771             563,091
      Held-To-Maturity (market value of $1,680,647
        at June 30, 1995 and $1,671,088 at
        December 31, 1994)............................     1,683,402           1,764,854
      Total Securities................................     1,746,173           2,327,945
    Loans:
      Commercial Loans................................     2,196,667           2,079,804
      Real Estate Loans...............................     2,590,449           2,378,661
      Retail Loans....................................     2,009,897           1,865,295
        Total Loans...................................     6,797,013           6,323,760
        Less: Unearned Interest.......................        88,745              74,203
                                                           6,708,268           6,249,557
              Allowance for Loan Losses...............       103,039              95,979
        Net Loans.....................................     6,605,229           6,153,578
    Premises and Equipment............................       125,503             122,829
    Acceptances - Customers' Liability................        34,249               8,249
    Other Assets......................................       325,340             292,078
        Total Assets..................................   $ 9,229,825         $ 9,390,791

    LIABILITIES:
    Deposits:
      Noninterest-Bearing Deposits....................   $ 1,201,246         $ 1,214,703
      Interest-Bearing Deposits:
        Savings and NOW...............................     1,894,557           2,048,442
        Time Deposits $100,000 and Over...............       401,236             636,181
        All Other Deposits............................     3,487,607           3,464,489
          Total Deposits..............................     6,984,646           7,363,815
    Short-term Borrowings.............................     1,161,634           1,034,700
    Long-term Debt....................................       163,222             166,466
    Acceptances Outstanding...........................        34,249               8,249
    Other Liabilities.................................       113,693              99,343
        Total Liabilities.............................     8,457,444           8,672,573

    SHAREHOLDERS' EQUITY:
    Preferred Stock:
      Shares Authorized - 1,000,000
      Shares Outstanding -  17,319 at June 30, 1995
        and 29,707 at December 31, 1994...............         1,437               2,466
    Common Stock:
      Shares Authorized - 50,000,000
      Shares Issued - 30,160,458 at June 30, 1995
        and 30,105,835 at December 31, 1994...........       150,802             150,529
    Surplus...........................................        78,389              78,037
    Retained Earnings.................................       552,828             510,268
    Treasury Stock, at cost - 218,406 shares at June
      30, 1995 and 303,039 at December 31, 1994.......        (6,124)             (9,445)
    Net Unrealized (Loss) on Securities...............        (4,951)            (13,637)
        Total Shareholders' Equity....................       772,381             718,218

        Total Liabilities and Shareholders' Equity....   $ 9,229,825         $ 9,390,791

    See Notes to Condensed Consolidated Financial Statements


                        STAR BANC CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            FOR THE PERIODS ENDED JUNE 30
                                    (Unaudited)
                     (Dollars in thousands except per share data)


                                                   Second Quarter         Six Months
                                                   1995      1994         1995      1994
    INTEREST INCOME:
    Interest and Fees on Loans.................. $145,572  $112,576     $281,273  $218,020
    Interest on Investment Securities:
      Taxable...................................   29,125    21,025       64,073    41,685
      Non-Taxable...............................      193       355          379       817
    Interest on Federal Funds Sold and
      Securities Purchased Under
      Agreements to Resell......................      120       240          475       617
    Interest on Interest-Bearing Deposits.......        1        16            2       157
      Total Interest Income.....................  175,011   134,212      346,202   261,296

    INTEREST EXPENSE:
    Interest on Savings and NOW.................   10,723     9,267       21,537    18,593
    Interest on Time Deposits $100,000 and Over.    6,510     3,484       14,959     6,931
    Interest on Other Deposits..................   46,241    25,844       89,715    50,906
    Interest on Short-Term Borrowings...........   15,967     7,929       31,131    13,932
    Interest on Long-Term Debt..................    2,970     2,461        5,512     4,857
      Total Interest Expense....................   82,411    48,985      162,854    95,219

        Net Interest Income.....................   92,600    85,227      183,348   166,077

    Provision for Loan Losses...................    6,924     5,820       12,153    12,292

        Net Interest Income after
          Provision for Loan Losses.............   85,676    79,407      171,195   153,785

    NONINTEREST INCOME:
    Trust Income................................   10,279     8,935       20,014    17,929
    Service Charges on Deposits.................   10,501     8,428       20,939    16,623
    Other Service Charges and Fees..............   10,010     8,621       19,027    16,429
    Investment Securities Gains-Net.............      (98)       (2)       1,184        (1)
    All Other Income............................    2,820     2,644        5,542     6,576
      Total Noninterest Income..................   33,512    28,626       66,706    57,556

    NONINTEREST EXPENSE:
    Salaries....................................   27,340    25,856       54,445    49,548
    Pension and Other Employee Benefits.........    4,411     4,898       10,152     9,382
    Equipment Expense...........................    4,088     3,835        7,894     7,645
    Occupancy Expense - Net.....................    5,226     4,380       10,361     8,780
    All Other Expense...........................   27,454    25,702       55,222    49,635
      Total Noninterest Expense.................   68,519    64,671      138,074   124,990

    INCOME BEFORE TAX...........................   50,669    43,362       99,827    86,351
    Income Tax..................................   16,899    14,835       33,291    29,975

    NET INCOME.................................. $ 33,770  $ 28,527     $ 66,536  $ 56,376

    PER SHARE:
    Primary Earnings............................ $   1.12  $   0.95     $   2.21  $   1.88
    Fully Diluted Earnings......................     1.12      0.94         2.21      1.85
    Common Stock Cash Dividends Declared........     0.40      0.35         0.80      0.70
    Preferred Stock Cash Dividends Declared.....     1.50      1.50         3.00      3.00

    See Notes to Condensed Consolidated Financial Statements

                          STAR BANC CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                    (In Thousands)
                                      (Unaudited)

                               Series B                                           Unrealized
                               Preferred  Common             Retained  Treasury   Gain/(Loss)  Total
                                 Stock     Stock    Surplus  Earnings    Stock   on SecuritiesEquity

    Balance, January 1, 1994...$  14,622 $ 148,767 $  80,038 $ 435,724 $  (3,352)$         -- $675,799

     Net income................                                 56,376                          56,376

     Cash dividends declared
      on common stock..........                                (20,892)                        (20,892)

     Cash dividends declared
      on Series B Preferred
      Stock....................                                   (231)                           (231)

     Issuance of common stock
      and treasury shares......                 90       349                 300                   739

     Conversion of Series B
      Preferred Stock into
      common stock, including
      treasury stock issued....   (8,977)    1,672     1,457               5,848                    --

     Purchase of treasury
      stock....................                                          (19,519)              (19,519)

     Shares reserved to meet
      deferred compensation
      obligations..............                          380                                       380

     Initial adoption of
      SFAS 115.................                                                        4,386     4,386

     Change in net unrealized
      gain/(loss) on securities                                                      (10,201)  (10,201)

    Balance, June 30, 1994.....$   5,645 $ 150,529 $  82,224 $ 470,977 $ (16,723)$    (5,815) $686,837




    Balance, January 1, 1995...$   2,466 $ 150,529 $  78,037 $ 510,268 $  (9,445)$   (13,637) $718,218

     Net income................                                 66,536                          66,536

     Cash dividends declared
      on common stock..........                                (23,912)                        (23,912)

     Cash dividends declared
      on Series B Preferred
      Stock....................                                    (64)                            (64)

     Issuance of common stock
      and treasury shares......                273       822               1,623                 2,718

     Conversion of Series B
      Preferred Stock into
      common stock, including
      treasury stock issued....   (1,029)             (1,228)              2,256                    (1)

     Purchase of treasury
      stock....................                                             (553)                 (553)

     Shares reserved to meet
      deferred compensation
      obligations..............                          758                  (5)                  753

     Change in net unrealized
      gain/(loss) on securities                                                        8,686     8,686

    Balance, June 30, 1995.....$   1,437 $ 150,802 $  78,389 $ 552,828 $  (6,124)$    (4,951) $772,381






                            STAR BANC CORPORATION AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                                  (Dollars in thousands)

                                                                   Six Months Ended
                                                                       June 30
                                                                   1995        1994
    CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income                                               $   66,536   $  56,376
      Adjustments to reconcile net income to net cash provided
        by operating activities:
          Depreciation and amortization.........................   15,483      16,957
          Provision for loan losses.............................   12,153      12,292
          Provision for deferred taxes..........................    9,182        (317)
          (Gain)/loss on sale of premises and equipment - net...     (162)       (131)
          (Gain)/loss on sale of securities - net...............   (1,184)          1
          (Gain)/loss on sale of residential real estate loans..       85        (482)
          Proceeds from mortgage loans held for sale............   26,373     125,656
          Mortgage loans originated for sale on secondary market  (42,576)    (87,100)
          Net change in other assets............................  (53,260)     (8,762)
          Net change in other liabilities.......................    2,473       6,213
            Total adjustments...................................  (31,433)     64,327
            Net cash provided by operating activities...........   35,103     120,703

    CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from maturities of held-to-maturity securities...   83,000     206,283
      Proceeds from maturities of available-for-sale securities.   96,584     227,558
      Proceeds from sales of available-for-sale securities......  422,623         641
      Purchase of held-to-maturity securities...................   (1,831)   (175,699)
      Purchase of available-for-sale securities.................   (6,064)   (236,315)
      Net change in loans....................................... (453,323)   (483,313)
      Proceeds from sales of loans..............................    5,135      12,486
      Proceeds from sales of premises and equipment.............    1,203         136
      Purchase of premises and equipment........................  (10,562)     (7,606)
        Net cash provided by/(used in) investing activities.....  136,765    (455,829)

    CASH FLOWS FROM FINANCING ACTIVITIES:
      Net change in deposits.................................... (379,061)   (151,290)
      Net change in short-term borrowings.......................  126,934     289,729
      Principal payments on long-term debt......................   (3,340)    (31,140)
      Proceeds from issuance of long-term debt..................        -     147,975
      Proceeds from issuance of common stock....................    1,095         739
      Purchase of treasury stock................................     (553)    (19,519)
      Conversion of preferred stock.............................       (1)          -
      Shares reserved to meet deferred compensation obligations.      753         380
      Dividends paid............................................  (10,476)    (19,461)
        Net cash provided by/(used in) financing activities..... (264,649)    217,413
      Net change in cash and cash equivalents...................  (92,781)   (117,713)
      Cash and cash equivalents at beginning of year............  486,112     560,534
      Cash and cash equivalents at June 30.....................$  393,331   $ 442,821


    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid for six months ended June 30                       1995        1994
        Interest...............................................$  154,133   $  92,876
        Income Taxes............................................   23,382      26,469
      Noncash transfer of loans to other real estate owned......      655         715

    See Notes to Condensed Consolidated Financial Statements

                                  -8-

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

NOTE 2.  INVESTMENT SECURITIES

The following table summarizes unrealized gains and losses for held-to-maturity and available-for-sale securities at June 30, 1995 and December 31, 1994. (Dollars are in thousands)

                                    June 30, 1995                           December 31, 1994
                         --------------------------------------    ---------------------------------------
                        Amortized      Unrealized         Fair      Amortized      Unrealized         Fair
                              Cost    Gains   Losses      Value         Cost     Gains   Losses      Value
HELD-TO-MATURITY
U.S. Treasuries and
  agencies              $       --  $   --   $    --  $       --   $       --   $   --   $    -- $       --
Mortgage-backed
  securities             1,671,602   16,399   19,421   1,668,580    1,742,165      506    94,493  1,648,178
Obligations of state
  and political
  subdivisions              10,665      275        6      10,934       21,554      249       252      1,778
Other debt securities        1,135       --        2       1,133        1,135       --         3      1,132
  Total held-to-
  maturity securities   $1,683,402  $16,674  $19,429  $1,680,647   $1,764,854   $  755   $94,521 $1,671,088

AVAILABLE-FOR-SALE
U.S. Treasuries and
  agencies              $   24,701  $   392  $    68  $   25,025   $  117,357   $   42   $ 1,149 $  116,250
Mortgage-backed
  securities                   150        5       --         155      424,461       21    11,469    413,013
Obligations of state and
  political subdivisions        --       --       --          --           --       --        --         --
Other debt securities          187        6       --         193          215       --         6        209
Federal reserve/FHLB
  stock and other
  equity securities         37,398       --       --      37,398       33,619       --        --     33,619
  Total available-for-
   sale securities      $   62,436  $   403  $    68  $   62,771   $  575,652   $   63  $ 12,624 $  563,091

                                                -9-

   As of June 30, 1995, the Corporation reported a net unrealized loss of $5.0 million for securities. For the first six months of 1995, the net unrealized gain/(loss) reported as a separate component of equity changed from an unrealized loss of $13.6 million to an unrealized loss of $5.0 million, increasing shareholders' equity $8.6 million.

   The following table presents the amortized cost and fair value of held-to-maturity and available-for-sale debt securities at June 30, 1995. (Dollars are in thousands)
                                         Amortized               Fair
                                             Cost                Value
Held-to-Maturity                         ---------             -------
 One year or less                       $  228,709          $  227,648
 After one year through five years         841,310             836,867
 After five years through ten years        320,201             320,091
 After ten years                           293,182             296,041
    Total                               $1,683,402          $1,680,647

Available-for-Sale
 One year or less                       $   11,088          $   11,086
 After one year through five years          11,617              11,967
 After five years through ten years          1,379               1,348
 After ten years                               954                 972
    Total                               $   25,038          $   25,373

Note: Maturity information related to mortgage-backed securities included above is presented based upon weighted average maturities anticipating future prepayments.

NOTE 3. LOAMS

The following table summarizes the composition of the loan portfolio, net of unearned interest, as of June 30, 1995 and December 31, 1994.
(Dollars are in thousands)

                                                June 30,      December 31,
                                                   1995              1994
                                             ----------        ----------
Commercial loans:
  Corporate loans                            $1,690,954        $1,625,934
  Asset-based lending                           194,003           180,738
  Commercial leasing                            230,641           196,504
  Industrial revenue bonds                       40,757            41,176
    Total commercial loans                    2,156,355         2,044,352

Real estate loans:
  Residential mortgage                        1,333,174         1,168,828
  Commercial mortgage                         1,038,802           981,954
  Construction and land development             218,473           227,879
    Total real estate loans                   2,590,449         2,378,661

Retail loans:
  Installment                                 1,344,853         1,310,012
  Credit cards                                  265,031           228,673
  Retail leasing                                351,580           287,859
    Total retail loans                        1,961,464         1,826,544

    Total loans, net of unearned interest    $6,708,268        $6,249,557


NOTE 4. ALLOWANCE FOR LOAN LOSSES

A summary of the activity in the allowance for loan losses is shown in the following table. (Dollars are in thousands)
                                    Six Months
                                         Ended           Year Ended
                                       June 30,         December 31,
                                          1995                 1994
                                    ----------           ----------
Balance - beginning of period         $ 95,979             $ 83,156
  Loans charged-off                    (14,077)             (24,570)
  Recoveries on loans
    previously charged-off               8,984               13,021
      Net charge-offs                   (5,093)             (11,549)

  Provision charged to earnings         12,153               24,372

Balance - end of period               $103,039             $ 95,979

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

   The following table shows the Corporation's recorded investment in impaired loans and the related valuation allowance, as calculated under SFAS No. 114, at June 30, 1995. (Dollars are in thousands)
                                                  June 30, 1995
                                             Recorded       Valuation
                                           Investment       Allowance
Impaired Loans:                            ----------       ---------
  Valuation allowance required               $ 14,610         $ 2,804
  No valuation allowance required              13,169              --
     Total impaired loans                    $ 27,779         $ 2,804

   The average recorded investment in impaired loans for the six months ended June 30, 1995 was $28 million. As a general policy, the Corporation applies both principal and interest payments received on impaired loans as a reduction of principal. No interest income was recognized on impaired loans in the first six months of 1995.

NOTE 6. INCOME TAX

The components of the net deferred tax asset/(liability) included in the Corporation's consolidated balance sheets at June 30, 1995 and December 31, 1994 are shown in the following table. (Dollars are in thousands)
                                        June 30,         December 31,
                                           1995                 1994
                                        --------            ---------
Allowance for loan losses              $  35,622             $ 33,151
Deferred loan fees                         1,926               2,313
Deferred compensation                      2,256               1,825
Unrealized loss on securities              2,666               7,343
Intangible asset amortization                520                 543
Other                                      2,883               2,656
  Total deferred tax asset                45,873              47,831

Leased assets                            (43,883)            (32,206)
Pension liabilities                       (4,715)             (4,511)
Fixed asset depreciation                  (4,444)             (4,444)
Purchase accounting/intangible assets     (1,461)             (1,508)
Other                                     (1,583)             (1,516)
  Total deferred tax liability           (56,086)            (44,185)
  Net deferred tax asset/(liability)   $ (10,213)           $  3,646

The Corporation has not recorded a valuation reserve related to deferred tax assets.


NOTE 7. NONINTEREST INCOME AND OTHER NONINTEREST EXPENSE

The following is included in other service charges and fees, and all other income for the three months and six months ended June 30, 1995 and 1994.
                                    Three Months             Six Months
                                  1995        1994         1995       1994
                               -------     -------       ------     ------
Credit card fees               $ 3,754     $ 3,100      $ 7,040    $ 5,720
ATM fees                         1,845       1,217        3,501      2,254

The following are included in all other expense for the three months and six months ended June 30, 1995 and 1994.
                                    Three Months             Six Months
                                  1995        1994         1995       1994
                               -------     -------      -------     ------
FDIC insurance                 $ 3,929     $ 3,327      $ 7,858    $ 6,657
Amortization of
 intangible assets               2,962       1,346        5,939      2,946
State taxes                      2,224       2,385        4,464      4,796
Outside services                 1,926       1,971        4,010      3,910
Credit card processing           2,113       1,764        4,128      3,178
Marketing                        2,094       2,304        4,025      4,323

NOTE 7.  ACQUISITIONS

On July 15, 1995, Star Bank, N.A. ("the Bank"), the lead bank of the Corporation, purchased 24 Columbus area branch offices of the Ohio division of Household Bank, f.s.b. This transaction will be accounted for as a purchase, and accordingly, all assets acquired and liabilities assumed will be recorded at fair value. In purchasing these branches, the Bank received $564 million in cash and $645 million in deposits for a premium of 9.75 percent of deposits or approximately $64 million. The allocation of the purchase price has not been completed at this time.


NOTE 8. MORTGAGE SERVICING RIGHTS

In May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122 (SFAS No. 122) "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65." SFAS No. 122 requires a mortgage banking enterprise to capitalize mortgage servicing rights on originated mortgage loans, when the underlying loans are sold or securitized and servicing is retained. A mortgage banking enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (excluding the servicing rights) based on their relative fair values. SFAS No. 122 also requires that capitalized servicing rights are assessed based on the fair value of those rights. Capitalized mortgage servicing rights should be stratified based upon one or more of the predominant risk characteristics of the underlying loans and impairment should be recognized through a valuation allowance for each impaired stratum.

   Adoption of SFAS No. 122 is required for fiscal years beginning after December 15, 1995 and is applied prospectively to transactions in which mortgage loans are sold or securitized with servicing rights retained and to impairment valuations of all capitalized mortgage servicing rights. Management anticipates adoption of SFAS No. 122 in 1996, and is currently assessing the impact on the Corporation's financial condition and results of operations.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Net income of Star Banc Corporation ("the Corporation") for the quarter ended June 30, 1995, was $33,770,000, an 18.4 percent increase over the second quarter of 1994. Net income for the first six months of 1995 was $66,536,000 an 18.0 percent increase compared to 1994. Primary and fully diluted earnings per share were $1.12 for the second quarter of 1995, compared to $0.95 and $0.94, respectively, for the second quarter of 1994. These amounts represent increases of 17.9 percent and 19.1 percent on primary and fully diluted earnings per share, respectively. For the first half of 1995, earnings per share was $2.21 on both a primary and fully diluted basis. This was an increase over 1994 of
17.6 percent on a primary basis and 19.5 percent on a fully diluted basis.


  Earnings results for the second quarter and first half of 1995 reflect increases in net interest income and noninterest income. Included in the first quarter of 1995 was a $1.3 million gain on sale of $375 million in available-for-sale securities. Excluding the gain on sale of securities, net income was $65.7 million for the first half of 1995, an increase of 16.5 percent over the same period in 1994. Fully diluted earnings per share were $2.18 excluding the gain, an increase of 17.8 percent over 1994.


  Return on average assets was 1.47 percent for the second quarter and 1.44 percent for the first half of 1995, relatively flat compared to the same periods in 1994. These ratios represent an improvement over the fourth quarter of 1994 and first quarter 1995, as these periods were affected by the TransOhio acquisition. Return on average equity increased to 17.61 percent for the second quarter and 17.71 percent for the first six months of 1995 compared to 16.44 percent for the same periods in 1994.

  On September 17, 1994, Star Bank, N.A., ("the Bank") acquired 47 former TransOhio Federal Savings Bank branch offices located in the Cleveland and Akron, Ohio areas from the Resolution Trust Corporation. The Bank acquired $1.1 billion in deposits for a premium of $122 million in this transaction

  On July 15, 1995, Star Bank, N.A., the lead bank of the Corporation, acquired 24 Columbus area branch offices of the Ohio division of Household Bank, f.s.b. This transaction will be accounted for as a purchase, and accordingly, the assets acquired and liabilities assumed will be recorded at estimated fair value. In purchasing these branch offices, the Bank received $564 million in cash and acquired $645 million in deposits for a premium of approximately $64 million.

FINANCIAL CONDITION

Total assets at June 30, 1995, amounted to $9.23 billion compared to $9.39 billion at December 31, 1994. The decline in total assets was due to the sale of $375 million in securities in the first quarter of 1995. Total loans, net of unearned interest, increased to $6.71 billion at June 30, 1995, compared to $6.25 billion at December 31, 1994. The corporation has experienced strong increases in loan volumes for most lending areas in the first half of 1995. Total loans, net of unearned interest, have increased at an annualized rate of
14.8 percent in the first half of 1995. During the first six months of 1995, commercial loans increased $112 million, real estate loans increased $212 million and retail loans were up $135 million.

   Investment securities declined $582 million to $1.75 billion at June 30, 1995, compared to $2.33 billion at December 31, 1994. This decrease was due to the sale of $375 million in mortgage-backed securities in the first quarter, in addition to, sales of $31 million in mortgaged-backed securities and $17 million of U.S. Treasuries in the second quarter of 1995. All security sales were from the Corporation's available-for-sale portfolio. The proceeds of these sales were used to pay down higher cost borrowings. These sales have contributed to the improvements in earnings, net interest margin, return on assets and capital ratios in the second quarter of 1995.

 As of June 30, 1995, the Corporation's investment securities portfolio included $1.68 billion in securities classified as held-to-maturity a decline of $81 million from December 31, 1994. There was $63 million in securities classified as available-for-sale at June 30, 1995, a decline of $500 million from December 31, 1994.

   Deposits declined $379 million to $6.98 billion at June 30, 1995, from $7.36 billion at December 31, 1994. This decline was due to a $219 million decrease in foreign deposits $100,000 and over and a $154 million decline in savings and NOW accounts. Foreign deposits declined in the first six months of 1995 due primarily to reduction in funding needs as a result of the sale of investment securities. The Corporation also noted customers continuing to shift funds from savings and NOW accounts into higher yielding money market accounts, certificates of deposit and nonbank financial products in the first half of 1995. As a result of this movement of customer funds, money market deposit accounts increased $55 million or 8.5 percent in the first half of 1995.

RESULTS OF OPERATIONS

Net interest income, the Corporation's principal source of earnings, increased $7.4 million in the second quarter and $17.3 million for the first half of 1995. These represent increases of 8.7 percent in the second quarter and 10.4 percent for the first half of 1995, compared to the same periods in 1994. The increases in 1995 were due to an increase in the level of average interest-earning assets, which were up $1.27 billion or 17.6% in the first half of 1995, compared to 1994. Average loans were up $990 million or 18.1 percent in the first six months of 1995, compared to 1994. In addition, average securities increased $308 million in the first six months of 1995, related to the TransOhio acquisition. The increase in net interest income due to the higher loan and securities levels was partially offset by the continued decline in spreads between the rates received on earning assets relative to rates paid on interest-bearing liabilities.

   Net interest margin declined 30 basis points to 4.44 percent in the second quarter of 1995, compared to 4.74 percent for the same period in 1994. Net interest margin for the first half of 1995 declined 29 basis points compared to the prior year. The TransOhio acquisition has compressed the Corporation's net interest margin for 1995, compared to 1994, as the proceeds received were invested in securities which have lower yields than the average yields of the Corporation's assets. The Corporation's net interest margin has begun to rebound in the second quarter of 1995, as the continued strong loan growth has been funded by maturities and sales of lower yielding securities. The increases in market rates over the last year resulted in a 93 basis point increase in asset yields in the second quarter of 1995, compared to 1994, which was more than offset by a 123 basis point increase in the cost of supporting funds.
The average rate spread between yields earned on interest-earning assets and the rates paid on interest-bearing liabilities declined 39 basis points in the second quarter and 34 basis points for the first six months of 1995. Table 1 provides detailed information as to the average balances, interest income/expense and rates earned or paid by major balance sheet category.

  Net interest income after provision for loan losses was impacted by a $1.1 million increase in the provision for loan losses in the second quarter of 1995, compared to 1994. This increase is due primarily to continued loan growth in 1995. As described in the Asset Quality section, nonperforming loans and charge-off levels have improved compared to 1994.

  Noninterest income was $33.5 million for the second quarter of 1995, an increase of $4.9 million or 17.1 percent, from $28.6 million for the same period of 1994. Service charges on deposits increased $2.1 million or 24.6 percent for the second quarter, due in part to the TransOhio acquisition.
Other areas recognizing increases for the second quarter included ATM fees, credit card fees and trust income which were up 51.6, 21.1 and 15.0 percent, respectively, compared to the same period in 1994. For the first six months of 1995, noninterest income has increased $9.2 million or 15.9 percent, compared to the prior year. This increase was led by service charges on deposits, ATM fees and credit card fees. Also included in 1995 are net gains on sales of securities of $1.2 million. Excluding the net securities gains, noninterest income increased $8.0 million or 13.8 percent in 1995, compared to the same period in 1994.

   Noninterest expense totaled $68.5 million in the second quarter of 1995, a
6.0 percent increase from $64.7 million for the same period of 1994. The increase in noninterest expenses in 1995 was due to primarily to the TransOhio acquisition. Additional expenses included in 1995 related to TransOhio include salaries, occupancy, FDIC insurance, equipment, supplies and amortization of intangibles. Also contributing to this increase were employee awards and incentives based on a "pay for performance" philosophy in achieving sales and product goals and objectives and an increase in benefits costs. The Corporation's noninterest expense ratio decreased 245 basis points to 53.96 percent for the second quarter of 1995, compared to 56.41 percent for the same period of 1994. For the first half of 1995, the noninterest expense ratio decreased 66 basis points to 54.85 percent. The improvement in the noninterest expense ratio in 1995 is a result of growth in revenues, continued strong loan growth and stringent expense controls. The efficiency ratio is expected to trend upward in the third quarter of 1995 as a result of the Household Bank acquisition. However, as the integration of the Household offices is completed, the efficiency ratio should improve.

   The Corporation's effective tax rate amounted to 33.4 percent for the three months and six months ended June 30, 1995. This compares to an effective tax rate of 34.2 percent for the second quarter and 34.7 percent for the first half of 1994. The decline in the effective rate for 1995 is due to tax benefits received from Corporate and Bank owned life insurance programs established in the beginning of 1995, in addition to tax benefits recorded on limited partnership investments of the parent company.

ASSET QUALITY

As of June 30, 1995, the allowance for loan losses was $103.0 million or 1.54 percent of loans, net of unearned interest. This compares to an allowance of $96.0 million or 1.54 percent of loans, net of unearned interest, at December 31, 1994. The allowance as a percentage of nonperforming loans has continued to improve, increasing to 304.3 percent at June 30, 1995, compared to 272.3 percent at December 31, 1993.

   Table 3 provides a summary of activity in the allowance for loan losses account by type of loan. As shown in that table, net charge-offs totaled $3.2 million in the second quarter of 1995, up slightly from $2.9 million for the same period a year earlier. Net charge-offs for the first six months of 1995 were $5.1 million, a decrease of $2.0 million, compared to 1994. Annualized net charge-offs as a percentage of average outstanding loans were 0.19 percent for the second quarter and 0.16 percent for the first half of 1995. This compares to 0.21 percent and 0.26 percent, respectively, for the same periods in 1994.

   Net charge-offs increased slightly in the second quarter of 1995, compared to the prior year. This increase was due to a single large commercial charge-off on a national credit. Real estate loans were in a net recovery position for the second quarter due to two large recoveries. For the six months ended June 30, 1995, net charge-offs have declined $2.0 million, compared to 1994. The most significant decrease was in the commercial loan area due in part to a large recovery received in 1995.

   As shown in Tables 4 and 5, the Corporation has continued to reduce the level of nonperforming assets over the last year. Nonperforming assets declined $7.9 million to $35.8 million at June 30, 1995, compared to June 30, 1994. Nonperforming assets have declined $2.2 million in the first half of 1995, as nonaccrual loans in the commercial loan and commercial real estate portfolios' have continued to decline. The percentage of nonperforming loans to end-of-period loans declined to 0.50 percent from 0.56 percent at December 31,
1994.   Loans past-due 90 days or more and still accruing interest decreased
$1.7 million in the first six months of 1995, and $5.1 million compared to June 30, 1994. This decrease also occurred within the commercial loan and commercial real estate portfolios'.

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

   The specific valuation allowance recorded on impaired loans is included in the total allowance for loan losses. In addition to the methods prescribed in SFAS No. 114 for impaired loans, the adequacy of the total allowance for loan losses is monitored on a continual basis and is based on management's evaluation of several key factors: the quality of the current loan portfolio, current economic conditions, evaluation of significant problem loans, an analysis of periodic internal loan reviews, delinquency trends and ratios, changes in the mix and levels of various loan types, historical charge-off and recovery experience and other pertinent information. These estimates are reviewed continually and, as adjustments become necessary, they are reported in earnings in the period in which they become known. It is management's opinion that the allowance for loan losses at June 30, 1995 was adequate to absorb all anticipated losses in the loan portfolio as of that date.

   The recorded investment in impaired loans at June 30, 1995 was $27.8 million with a related valuation allowance calculated under SFAS No. 114 of $2.8 million. There was no additional allowance for loan losses required in 1995 as a result of the adoption of SFAS No. 114 and No. 118.

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122 (SFAS No. 122) " Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65." Management anticipates adopting SFAS No. 122 in 1996 as is required. Additional information on SFAS No. 122 is shown in Note 8 of the Notes to Condensed Consolidated Financial Statements.


 TABLE 1 AVERAGE BALANCE SHEETS AND AVERAGE RATES
 (dollars in thousands)


                                              Second Quarter, 1995               Second Quarter,1994
                                            Daily               Average        Daily             Average
                                           Average    Interest   Rate         Average    Interest  Rate

    ASSETS:
    Commercial loans.......................$2,170,551 $  50,385     9.31 %    $1,850,488 $ 38,253     8.29 %
    Real estate loans.......................2,517,039    53,158     8.45       2,145,443   41,803     7.80
    Retail loans............................1,914,470    42,800     8.96       1,591,582   33,107     8.34
         Total loans........................6,602,060   146,343     8.88       5,587,513  113,163     8.11
    Taxable investment securities...........1,787,189    29,125     6.52       1,625,466   21,025     5.17
    Non-taxable investment securities.......   14,593       281     7.69          28,535      560     7.95
    Federal funds sold and securities
      purchased under agreements to resell..    7,191       120     6.67          20,466      240     4.71
    Interest bearing deposits in banks......      100         1     4.76           1,748       16     3.50
         Total interest earning assets......8,411,133 $ 175,870     8.37 %     7,263,728 $135,004     7.44 %
    Cash and due from banks.................  400,895                            356,034
    Allowance for loan losses............... (103,284)                           (88,298)
    Other assets............................  496,919                            273,329
         Total assets......................$9,205,663                         $7,804,793


    LIABILITIES AND SHAREHOLDERS' EQUITY:
    Savings and NOW........................$1,928,262 $  10,723     2.23 %    $1,800,671 $  9,267     2.06 %
    Money market deposit accounts...........  675,870     6,014     3.57         720,116    4,477     2.49
    Time deposits $100,000 and over.........  437,248     6,510     5.97         340,820    3,484     4.10
    Time deposits under $100,000............2,839,259    40,227     5.68       2,024,880   21,367     4.23
    Short-term borrowings...................1,128,631    15,967     5.67         916,266    7,929     3.47
    Long-term debt..........................  166,161     2,970     7.17         180,523    2,461     5.47
         Total interest bearing liabilities.7,175,431 $  82,411     4.60 %     5,983,276 $ 48,985     3.28 %
    Noninterest-bearing deposits............1,118,779                          1,047,602
    Other liabilities.......................  142,076                             77,999
    Shareholders' equity....................  769,377                            695,916
         Total liabilities and
           shareholders' equity............$9,205,663                         $7,804,793


    Net interest margin....................                        4.44 %                            4.74 %
    Interest rate spread...................                        3.77                              4.16

    Note:  Interest and average rate are presented on a fully-taxable equivalent basis.  Taxable equivalent are calculated utilizing marginal federal income tax rate of 35 percent for 1995 and
           1994.  The total of nonaccruing loans is included in average amount outstanding.

    TABLE 2 AVERAGE BALANCE SHEETS AND AVERAGE RATES
    (dollars in thousands)


                                               Six Months, 1995                   Six Months,1994
                                            Daily               Average        Daily             Average
                                           Average    Interest   Rate         Average    Interest  Rate

    ASSETS:
    Commercial loans.......................$2,128,218 $  98,119     9.29 %    $1,830,865 $ 72,424     7.97 %
    Real estate loans.......................2,461,187   102,155     8.31       2,111,557   82,488     7.82
    Retail loans............................1,877,440    82,474     8.83       1,534,181   64,223     8.42
         Total loans........................6,466,845   282,748     8.78       5,476,603  219,135     8.04
    Taxable investment securities...........1,998,021    64,073     6.42       1,677,175   41,685     4.98
    Non-taxable investment securities.......   16,902       583     6.90          29,827    1,249     8.48
    Federal funds sold and securities
      purchased under agreements to resell..   14,672       475     6.52          33,147      617     3.75
    Interest-bearing deposits in banks......      100         2     4.62           9,216      157     3.43
         Total interest earning assets......8,496,540 $ 347,881     8.22 %     7,225,968 $262,843     7.30 %
    Cash and due from banks.................  396,055                            358,326
    Allowance for loan losses............... (101,180)                           (87,338)
    Other assets............................  497,819                            265,954
         Total assets......................$9,289,234                         $7,762,910


    LIABILITIES AND SHAREHOLDERS' EQUITY:
    Savings and NOW........................$1,951,736 $  21,537     2.23 %    $1,806,524 $ 18,593     2.08 %
    Money market deposit accounts...........  669,675    11,388     3.43         725,523    8,646     2.40
    Time deposits $100,000 and over.........  514,686    14,959     5.86         352,462    6,931     3.97
    Time deposits under $100,000............2,869,140    78,327     5.51       2,020,923   42,260     4.22
    Short-term borrowings...................1,124,479    31,131     5.58         878,816   13,932     3.20
    Long-term debt..........................  166,325     5,512     6.68         143,497    4,857     6.82
         Total interest-bearing liabilities.7,296,041 $ 162,854     4.50 %     5,927,745 $ 95,219     3.24 %
    Noninterest-bearing deposits............1,108,097                          1,051,945
    Other liabilities.......................  127,385                             91,699
    Shareholders' equity....................  757,711                            691,521
         Total liabilities and
           shareholders' equity............$9,289,234                         $7,762,910


    Net interest margin....................                         4.35 %                            4.64 %
    Interest rate spread...................                         3.72                              4.06

    Note:  Interest and average rate are presented on a fully-taxable equivalent basis.  Taxable equivalent are calculated utilizing marginal federal income tax rate of 35 percent for 1995 and
           1994.  The total of nonaccruing loans is included in average amount outstanding.

                                               -20-

    TABLE 3 SUMMARY OF LOAN LOSS EXPERIENCE
    (Dollars in thousands)


                                     Second Quarter                  Six Months
                                      1995        1994        1995        1994
    Average loans - net of unearned
      interest......................$ 6,602,060 $ 5,587,513 $ 6,466,845 $ 5,476,603

    Allowance for loan losses:

      Balance - beginning of period.$    99,298 $    85,403 $    95,979 $    83,156

      Charge-offs:

        Commercial..................    (4,814)     (2,578)     (7,071)     (6,275)

        Real estate.................       (92)       (370)     (1,169)       (680)

        Retail......................    (2,898)     (3,439)     (5,837)     (6,575)

          Total charge-offs.........    (7,804)     (6,387)    (14,077)    (13,530)

      Recoveries:

        Commercial..................     2,356       1,088       4,390       1,855

        Real estate.................       506         332         943         546

        Retail......................     1,759       2,051       3,651       3,988

          Total recoveries..........     4,621       3,471       8,984       6,389

            Net charge-offs.........    (3,183)     (2,916)     (5,093)     (7,141)

      Provision charged to earnings.     6,924       5,820      12,153      12,292


      Balance - end of period......$   103,039 $    88,307 $   103,039 $    88,307


    Ratio of net charge-offs to average
      loans - net of unearned interest    0.19%       0.21%       0.16%       0.26%



    TABLE 4 NONPERFORMING ASSETS
    (Dollars in thousands)



                                         June 30,       December 31,      June 30,
                                           1995            1994             1994

    Loans on nonaccrual status.....   $    33,823     $     34,990     $     39,441

    Loans which have been
      renegotiated.................            33              261              285


      Total nonperforming loans....        33,856           35,251           39,726

    Other real estate owned........         1,963            2,793            3,979


      Total nonperforming assets...   $    35,819     $     38,044     $     43,705


    Percentage of nonperforming
      loans to loans* .............          0.50%            0.56%            0.69%


    Percentage of nonperforming
      assets to loans* and other
      real estate owned............          0.53%            0.61%            0.76%



    Loans past due 90 days
      or more......................   $     6,556     $      8,264     $     11,661


    *  Net of unearned interest.


    TABLE 5 COMPOSITION OF NONPERFORMING LOANS
    (Dollars in thousands)
                                                     June 30, 1995                                   December 31, 1994

                                           Nonperforming Loans          90 Days                Nonperforming Loans      90 Days
                                                                          or                                              or
                                   Non-   Restruc-          Percentage   More       Non-  Restruc-          Percentage   More
                                 accrual   tured    Total   of Loans   Past-Due   accrual   tured   Total   of Loans   Past-Due

    Commercial:
      Corporate.................$19,668      $33  $19,701      1.14 %  $1,550    $20,813     $261 $21,074      1.26 %  $1,213

      Asset-based lending.......     --       --       --        --        --         --       --      --        --        --

      Commercial leasing........     21       --       21      0.01        --         25       --      25      0.01        --

        Total commercial loans.. 19,689       33   19,722      0.91     1,550     20,838      261  21,099      1.03     1,213

    Real estate loans:

      Residential...............  5,016       --    5,016      0.38     2,152      4,431       --   4,431      0.38     1,906

      Commercial mortgage.......  7,287       --    7,287      0.70       930      8,268       --   8,268      0.84     2,090

      Construction/land
        development.............    404       --      404      0.19       449        404       --     404      0.18     1,446

        Total real estate loans. 12,707       --   12,707      0.49     3,531     13,103       --  13,103      0.55     5,442

    Retail loans:

      Installment...............    704       --      704      0.05       443        651       --     651      0.05       801

      Credit cards..............    644       --      644      0.24     1,006        297       --     297      0.13       765

      Retail leasing............     79       --       79      0.02        26        101       --     101      0.04        43

        Total retail loans......  1,427       --    1,427      0.07     1,475      1,049       --   1,049      0.06     1,609

        Total loans.............$33,823      $33  $33,856      0.50 %  $6,556    $34,990     $261 $35,251      0.56 %  $8,264





LIQUIDITY, CAPITAL RESOURCES and CASH FLOWS

To ensure that adequate funds are always available to meet unexpected customer demands for funds, such as high levels of deposit withdrawals or loan demand, or other aspects of the banking business, the Corporation has succeeded in developing and maintaining a large stable base of core funding from customers based in its local market areas. By policy, the Corporation limits the amount each banking subsidiary can borrow, subject to the Corporation's ability to borrow funds in the capital markets in an efficient and cost effective manner.
The Corporation's lead bank, Star Bank N.A. ("the Bank"), is a member of the Federal Home Loan Bank of Cincinnati, and in 1995 began issuing national market retail certificates of deposits. In 1994, the Bank prepared an offering circular in order to issue bank notes of up to $500 million with terms that can vary from 30 days to 30 years. Currently, the Bank has not issued any notes under this offering circular. In addition to these funding alternatives, the Corporation maintains a presence in the national fed funds, repurchase agreement, certificate of deposit and Eurodollar markets.

   In the first quarter of 1995, the Bank began issuing retail brokered certificates of deposit, with $50 million outstanding at June 30, 1995. The
Corporation's consolidated long-term debt, which includes senior and promissory notes, declined $3.2 million to $163 million at June 30, 1995. The decrease in long-term debt was due to scheduled principal payments.

   Total shareholders' equity increased $54 million in the first six months to $772 million at June 30, 1995. The Corporation also raised its quarterly dividend rate per common share from $0.35 in 1994 to $0.40 in 1995, a 14.0 percent increase.

   Banking industry regulators define minimum capital requirements for banks and bank holding companies. The Corporation's tier 1 and total risk-based capital ratios at June 30, 1995 were 8.84 percent and 12.21 percent, respectively, well above the minimum requirements of 4.0 percent for tier 1 capital to Risk-weighted assets and 8.0 percent for total capital to risk-weighted assets.
These compare to tier 1 and total ratios of 8.66 percent and 12.16 percent at December 31, 1994. Regulatory authorities have also established a minimum adjusted equity-to-average quarterly assets ("leverage") ratio of 3.00 percent.
As of June 30, 1995 the Corporation's leverage ratio was 6.84 percent compared to 6.27 percent at December 31, 1994. The Corporation's leverage ratio improved in the second quarter of 1995 due to a full quarters' effect of the sale of $375 million in mortgage-backed securities. The proceeds from the sale of these securities were used to reduce short-term borrowings. The increases in the Corporation's regulatory capital ratios in the first quarter of 1995 was due to the retention of earnings net of dividends declared.

   In 1994, the board of directors of the Corporation approved a common stock buyback program to purchase up to one million shares of common stock over the next three years. The repurchased shares are held as treasury shares for reissue in connection with conversion of preferred shares, employee stock options and other corporate purposes. Through June 30, 1995, the Corporation has repurchased 663,000 shares, of which 53,000 had not yet been reissued.


   As shown in the Condensed Consolidated Statements of Cash Flows, cash and cash equivalents declined $93 million in the first six months of 1995, compared to a decline of $118 million for the same period in 1994. Cash flows provided by operating activities amounted to $35 million for the six months ended June 30, 1995 compared to $121 million for the same period in 1994.

                                      -24-

The decrease was attributable to a $50 million investment in bank owned life insurance in the first quarter of 1995, in addition to a $22 million net change in mortgage loans held for sale in the first six months of 1995, compared to the same period in 1994. Investing activities provided $137 million in cash flows in the first half of 1995, compared to a use of $456 million in the first six months of 1994. This change was due to the reduction of the investment securities portfolio in 1995 as a result of security sales and maturities.
The funds provided by the security sales and maturities were used to fund loan growth, reduce the level of short-term borrowings and replace funding previously provided by national market deposit sources. Cash flows used in financing activities were $265 million in the first six months of 1995 as a result of the decline in deposit levels.





















                         PART II.  OTHER INFORMATION


 ITEMS 1. through 5. are not applicable.



 ITEM  6.  Exhibits and Reports on Form 8-K

      (A)  Exhibits filed:
           Exhibit 11 - Computation of earnings per share
           Exhibit 27 - Financial Data Schedule

      (B) There were no Current Reports on Form 8-K filed by the Corporation during the second quarter of 1995.


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              STAR BANC CORPORATION


   August 14, 1995                           /s/ David M. Moffett
 -------------------                        ----------------------------
        Date                                  David M. Moffett
                                              Executive Vice President
                                              and Chief Financial Officer













                                      -26-


