Form 10-Q
period 1995-09-30
STAR BANC CORP /OH/
filed 1995-11-15
CIK 36678

STAR BANC CORPORATION AND SUBSIDIARIES
FORM 10Q
September 30, 1995


                                                                         Page
Table of Contents                                                      Number

Part I. Financial Information:
        Financial Highlights................................................3
        Report of Independent Public Accountants............................4
        Item 1. Financial Statements:
                Condensed Consolidated Financial Statements...............5-8
                Notes to Condensed Consolidated Financial Statements.....9-14
        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations.....................15-26

Part II. Other Information
         Item 1. Legal Proceedings.......................................none
         Item 2. Changes in Securities...................................none
         Item 3. Defaults Upon Senior Securities.........................none
         Item 4. Submission of Matters to a Vote of Security Holders.....none
         Item 5. Other Information.......................................none
         Item 6. Exhibits and Reports on Form 8-K..........................27

Signatures.................................................................27


    PART I.  FINANCIAL INFORMATION
    FINANCIAL HIGHLIGHTS
    (Dollars in thousands except per share data)



                                               Third Quarter                       Year thru September
                                                                    Percent                              Percent
                                               1995         1994    Change         1995         1994     Change

    Net income...........................$    34,197  $    29,807    14.7 %   $   100,733  $    86,183    16.9 %

    Per share:
      Primary earnings...................$      1.14  $      1.00    14.0 %   $      3.35  $      2.88    16.3 %
      Fully diluted earnings.............       1.14         0.99    15.2            3.34         2.84    17.6
      Common stock dividends declared....       0.40         0.35    14.3            1.20         1.05    14.3
      Preferred dividends declared.......       1.50         1.50     --             4.50         4.50     --
      Book value per common share........      26.35        23.50    12.1           26.35        23.50    12.1
      Market value per common share......      53.50        41.00    30.5           53.50        41.00    30.5

    Average balances:
      Total assets.......................$ 9,507,859  $ 8,227,994    15.6 %   $ 9,362,910  $ 7,919,643    18.2 %
      Earning assets.....................  8,638,367    7,664,824    12.7       8,544,335    7,373,861    15.9
      Loans, net of unearned interest....  6,793,289    5,817,796    16.8       6,576,855    5,591,584    17.6
      Deposits...........................  7,482,081    6,091,796    22.8       7,237,600    6,002,676    20.6
      Shareholders' equity...............    788,224      703,899    12.0         767,994      695,694    10.4

    Ratios:
      Return on average assets...........       1.43 %       1.44 %                  1.44 %       1.45 %
      Return on average equity...........      17.21        16.80                   17.54        16.56
      Average shareholders' equity
        to average assets................       8.29         8.55                    8.20         8.78

      Risk-based capital ratios:
        Tier 1...........................       7.73         8.59                    7.73         8.59
        Total............................      11.01        12.17                   11.01        12.17
      Leverage...........................       6.10         6.04                    6.10         6.04

      Net interest margin................       4.53         4.60                    4.41         4.63
      Noninterest expense to net revenue.      54.22        54.21                   54.64        55.06
      Noninterest income as a percent
        of net revenue...................      24.70        24.49                   25.89        25.19


                              ARTHUR ANDERSEN LLP

                    Report of Independent Public Accountants



To the Shareholders and Board of Directors of Star Banc Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Star Banc Corporation (an Ohio corporation) as of September 30, 1995, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1995 and 1994, and the condensed consolidated statements of changes in shareholders' equity and cash flows for the nine-month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Corporation's management.

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


Cincinnati, Ohio,
October 10, 1995


                       STAR BANC CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                               (Dollars in thousands)


                                                          (Unaudited)
                                                         September 30,         December 31,
                                                              1995                 1994
    ASSETS:
    Cash and Due From Banks...........................   $     472,435         $   429,467
    Interest Bearing Deposits in Banks................             100                 100
    Federal Funds Sold and Securities Purchased
      Under Agreements to Resell......................           5,924              56,545
    Investment Securities:
      Available-For-Sale..............................         217,136             563,091
      Held-To-Maturity (market value of $1,654,838
        at September 30, 1995 and $1,671,088 at
        December 31, 1994)............................       1,653,039           1,764,854
      Total Securities................................       1,870,175           2,327,945
    Loans:
      Commercial Loans................................       2,242,100           2,079,804
      Real Estate Loans...............................       2,628,451           2,378,661
      Retail Loans....................................       2,127,013           1,865,295
        Total Loans...................................       6,997,564           6,323,760
        Less: Unearned Interest.......................          93,246              74,203
                                                             6,904,318           6,249,557
              Allowance for Loan Losses...............         106,019              95,979
        Net Loans.....................................       6,798,299           6,153,578
    Premises and Equipment............................         131,894             122,829
    Acceptances - Customers' Liability................          25,372               8,249
    Other Assets......................................         422,497             292,078
        Total Assets..................................   $   9,726,696         $ 9,390,791

    LIABILITIES:
    Deposits:
      Noninterest-Bearing Deposits....................   $   1,302,281         $ 1,214,703
      Interest-Bearing Deposits:
        Savings and NOW...............................       1,964,751           2,048,442
        Time Deposits $100,000 and Over...............         458,315             636,181
        All Other Deposits............................       3,891,932           3,464,489
          Total Deposits..............................       7,617,279           7,363,815
    Short-term Borrowings.............................       1,005,115           1,034,700
    Long-term Debt....................................         161,141             166,466
    Acceptances Outstanding...........................          25,372               8,249
    Other Liabilities.................................         130,894              99,343
        Total Liabilities.............................       8,939,801           8,672,573

    SHAREHOLDERS' EQUITY:
    Preferred Stock:
      Shares Authorized - 1,000,000
      Shares Outstanding - 4,374 at September 30, 1995
        and 29,707 at December 31, 1994...............             363               2,466
    Common Stock:
      Shares Authorized - 50,000,000
      Shares Issued - 30,160,458 at September 30, 1995
        and 30,105,835 at December 31, 1994...........         150,802             150,529
    Surplus...........................................          77,092              78,037
    Retained Earnings.................................         575,013             510,268
    Treasury Stock:
      At cost - 314,746 shares at September 30, 1995
      and 303,039 at December 31, 1994................         (11,724)             (9,445)
    Net Unrealized (Loss) on Securities...............          (4,651)            (13,637)
        Total Shareholders' Equity....................         786,895             718,218

        Total Liabilities and Shareholders' Equity....   $   9,726,696         $ 9,390,791

    See Notes to Condensed Consolidated Financial Statements



                            STAR BANC CORPORATION AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE PERIODS ENDED SEPTEMBER 30
                                          (Unaudited)
                          (Dollars in thousands except per share data)


                                                     Third Quarter             Nine Months
                                                     1995      1994           1995      1994
    INTEREST INCOME:
    Interest and Fees on Loans...................$ 151,241  $ 119,680     $ 432,514  $ 337,700
    Interest on Investment Securities:
      Taxable....................................   30,113     22,891        94,186     64,576
      Non-Taxable................................      143        362           522      1,179
    Interest on Federal Funds Sold and Securities
      Purchased Under Agreements to Resell.......      180        528           655      1,145
    Interest on Interest-Bearing Deposits........        2        300             4        457
      Total Interest Income......................  181,679    143,761       527,881    405,057

    INTEREST EXPENSE:
    Interest on Savings and NOW..................   11,225      9,743        32,762     28,336
    Interest on Time Deposits $100,000 and Over..    6,485      4,422        21,444     11,353
    Interest on Other Deposits...................   51,901     28,968       141,616     79,874
    Interest on Short-Term Borrowings............   12,370     11,147        43,501     25,079
    Interest on Long-Term Debt...................    2,815      2,051         8,327      6,908
      Total Interest Expense.....................   84,796     56,331       247,650    151,550

        Net Interest Income......................   96,883     87,430       280,231    253,507

    Provision for Loan Losses....................    7,288      7,100        19,441     19,392

        Net Interest Income after
          Provision for Loan Losses..............   89,595     80,330       260,790    234,115

    NONINTEREST INCOME:
    Trust Income.................................   10,602      8,986        30,616     26,915
    Service Charges on Deposits..................   11,074      9,063        32,013     25,686
    Other Service Charges and Fees...............   10,309      8,412        29,336     24,841
    Investment Securities Gains-Net..............        3          9         1,187          8
    All Other Income.............................       69      2,139         5,611      8,715
      Total Noninterest Income...................   32,057     28,609        98,763     86,165

    NONINTEREST EXPENSE:
    Salaries.....................................   29,092     26,887        83,537     76,435
    Pension and Other Employee Benefits..........    4,588      4,861        14,740     14,243
    Equipment Expense............................    3,964      3,578        11,858     11,223
    Occupancy Expense - Net......................    5,429      4,504        15,790     13,284
    All Other Expense............................   27,301     23,494        82,523     73,129
      Total Noninterest Expense..................   70,374     63,324       208,448    188,314

    INCOME BEFORE TAX............................   51,278     45,615       151,105    131,966
    Income Tax...................................   17,081     15,808        50,372     45,783

    NET INCOME...................................$  34,197  $  29,807     $ 100,733  $  86,183

    PER SHARE:
    Primary Earnings.............................$    1.14  $    1.00     $    3.35  $    2.88
    Fully Diluted Earnings.......................     1.14       0.99          3.34       2.84
    Common Stock Cash Dividends Declared.........     0.40       0.35          1.20       1.05
    Preferred Stock Cash Dividends Declared......     1.50       1.50          4.50       4.50

    See Notes to Condensed Consolidated Financial Statements



                              STAR BANC CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                          (In Thousands)
                                           (Unaudited)


                                   Series B                                         Unrealized
                                   Preferred  Common            Retained   Treasury Gain/(Loss  Total
                                   Stock      Stock    Surplus  Earnings   Stock    Securities  Equity

    Balance, January 1, 1994..... $  14,622 $ 148,767 $  80,038 $ 435,724 $  (3,352)$      -- $ 675,799

     Net income..................                                  86,183                        86,183

     Cash dividends declared on
      common stock...............                                 (31,295)                      (31,295)

     Cash dividends declared on
      Series B Preferred Stock...                                    (277)                         (277)

     Issuance of shares upon
      exercise of options on
      common stock...............                  90        17               2,348               2,455

     Conversion of Series B
      Preferred Stock into
      common stock, including
      treasury stock issued......   (12,064)    1,672    (1,938)             12,329                  (1)

     Purchase of treasury stock..                                          (24,809)             (24,809)

     Treasury shares issued to
      meet deferred compensation
      obligations................                          (276)                276                  --

     Shares reserved to meet
      deferred compensation
      obligations................                           793                 312               1,105

     Initial adoption of
      SFAS 115...................                                                       4,386     4,386

     Change in net unrealized
      gain/(loss) on securities
      available for sale.........                                                     (12,606)  (12,606)

    Balance, September 30, 1994.. $   2,558 $ 150,529 $  78,634 $ 490,335 $ (12,896)$  (8,220)$ 700,940

    Balance, January 1, 1995..... $   2,466 $ 150,529 $  78,037 $ 510,268 $  (9,445)$ (13,637)$ 718,218

     Net income..................                                 100,733                       100,733

     Cash dividends declared on
      common stock...............                                 (35,918)                      (35,918)

     Cash dividends declared on
      Series B Preferred Stock...                                     (70)                          (70)

     Issuance of common stock
      and treasury shares........                 273       800               2,301               3,374

     Conversion of Series B
      Preferred Stock into
      common stock, including
      treasury stock issued......    (2,103)             (2,727)              4,829                  (1)

     Purchase of treasury stock..                                           (9,363)              (9,363)

     Shares reserved to meet
      deferred compensation
      obligations................                           982                 (46)                936

     Change in net unrealized
      gain/(loss) on securities
      available for sale.........                                                       8,986     8,986

    Balance, September 30, 1995.. $     363 $ 150,802 $  77,092 $ 575,013 $ (11,724)$  (4,651)$ 786,895



                           STAR BANC CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)
                                   (Dollars in thousands)

                                                                      Nine Months Ended
                                                                      September 30
                                                                      1995        1994

    CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income                                                 $  100,733  $    86,183
      Adjustments to reconcile net income to net cash provided
        by operating activities:
          Depreciation and amortization..........................    23,994       22,965
          Provision for loan losses..............................    19,441       19,392
          Provision for deferred taxes...........................    11,918        1,149
          (Gain)/loss on sale of premises and equipment - net....      (209)        (131)
          (Gain)/loss on sale of securities - net................    (1,187)          (1)
          (Gain)/loss on sale of residential real estate loans...     3,206         (572)
          Proceeds from sale of mortgage loans ..................   113,738      106,659
          Mortgage Loans originated for sale on secondary market.  (138,564)     (67,239)
          Net change in other assets.............................   (91,039)      (7,991)
          Net change in other liabilities........................     4,645       (4,447)
            Total adjustments....................................   (54,057)      69,784
            Net cash provided by operating activities............    46,676      155,967

    CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from maturities of held-to-maturity securities....   150,838      233,530
      Proceeds from maturities of available-for-sale securities..   104,663      296,914
      Proceeds from sales of available-for-sale securities.......   422,791          991
      Purchase of held-to-maturity securities....................   (39,551)  (1,006,422)
      Purchase of available-for-sale securities..................  (168,729)    (397,586)
      Net change in loans........................................  (652,796)    (789,260)
      Proceeds from sales of loans...............................    13,483       17,998
      Proceeds from sales of premises and equipment..............     1,844          986
      Purchase of premises and equipment.........................   (13,161)     (16,074)
      Net change due to acquisition of branches..................   568,488      972,568
        Net cash provided by/(used in) investing activities......   387,870     (686,355)

    CASH FLOWS FROM FINANCING ACTIVITIES:
      Net change in deposits.....................................  (391,614)      15,862
      Net change in short-term borrowings........................   (29,585)     323,866
      Principal payments on long-term debt.......................    (5,470)     (33,390)
      Proceeds from issuance of long-term debt...................        --      147,975
      Proceeds from issuance of common stock.....................     3,374        2,455
      Purchase of treasury stock.................................    (9,363)     (24,810)
      Conversion of preferred stock..............................        (1)          --
      Shares reserved to meet deferred compensation obligations..       936        1,105
      Dividends paid.............................................   (10,476)     (29,974)
        Net cash provided by/(used in) financing activities......  (442,199)     403,089
      Net change in cash and cash equivalents....................    (7,653)    (127,299)
      Cash and cash equivalents at beginning of year.............   486,112      560,534
      Cash and cash equivalents at June 30.......................$  478,459  $   433,235


    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid for three months ended June 30                         1995         1994
        Interest.................................................$  234,509  $   140,878
        Income Taxes.............................................    32,584       41,700
      Noncash transfer of loans to other real estate owned.......     1,238          867

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


Note 2.  Investment Securities

The following table summarizes unrealized gains and losses for held-to-maturity and available-for-sale securities at September 30, 1995 and December 31, 1994. (Dollars are in thousands)


                                     September 30, 1995                   December 31, 1994

                            Amortized   Unrealized          Fair    Amortized   Unrealized        Fair
                                Cost    Gains  Losses      Value        Cost    Gains   Losses   Value

Held-to-Maturity

U.S. Treasuries and
  agencies                $       --  $    --  $    --  $       --  $       -- $  --  $    --  $       --

Mortgage-backed
  securities               1,606,219   17,008   17,339   1,605,888   1,742,165   506   94,493   1,648,178

Obligations of state and
  political subdivisions      45,685    2,135        4      47,816      21,554   249       25      21,778

Other debt securities          1,135       --        1       1,134       1,135    --        3       1,132

  Total held-to-maturity
      securities          $1,653,039  $19,143  $17,344  $1,654,838  $1,764,854  $755  $94,521  $1,671,088


Available-for-Sale

U.S. Treasuries and
  agencies                $   23,286  $   350  $    41  $   23,595  $  117,357  $ 42  $ 1,149  $  116,250

Mortgage-backed
  securities                 154,863      271       16     155,118     424,461    21   11,469     413,013

Obligations of state and
  political subdivisions          --       --       --          --          --    --       --          --

Other debt securities            187        6       --         193         215    --        6         209

Federal reserve/FHLB stock
  and other equity
  securities                  38,230       --       --      38,230      33,619    --       --      33,619

  Total available-for-sale
      securities          $  216,566  $   627  $    57  $  217,136  $  575,652  $ 63  $12,624  $  563,091


     As of September 30, 1995, the Corporation reported a net unrealized loss of $4.7 million for securities. For the first nine months of 1995, the net unrealized gain/(loss) reported as a separate component of equity changed from an unrealized loss of $13.6 million to an unrealized loss of $4.7 million, increasing shareholders' equity $8.9 million.

     The following table presents the amortized cost and fair value of held-to-maturity and available-for-sale debt securities at September 30, 1995. (Dollars are in thousands)


                                     Amortized        Fair
Held-to-Maturity                          Cost       Value

One year or less                   $   281,877  $  281,463
After one year through five years      881,752     877,404
After five years through ten years     270,128     272,182
After ten years                        219,282     223,789
     Total                         $ 1,653,039  $1,654,838


Available-for-Sale

One year or less                   $    31,421  $   31,622
After one year through five years      103,727     103,984
After five years through ten years      35,330      35,384
After ten years                          7,857       7,916
     Total                         $   178,335  $  178,906


Note: Maturity information related to mortgage-backed securities included above is presented based upon weighted average maturities anticipating future prepayments.

Note 3. Loans

The following table summarizes the composition of the loan portfolio, net of unearned interest, as of September 30, 1995 and December 31, 1994. (Dollars are in thousands)

                                     September 30,  December 31,
                                          1995          1994

 Commercial loans:
     Corporate loans                    $1,713,031   $1,625,934
     Asset-based lending                   212,029      180,738
     Commercial leasing                    236,946      196,504
     Industrial revenue bonds               39,399       41,176
               Total commercial loans    2,201,405    2,044,352

 Real estate loans:
     Residential mortgage                1,342,073    1,168,828
     Commercial mortgage                 1,070,878      981,954
     Construction and land development     215,500      227,879
               Total real estate loans   2,628,451    2,378,661

 Retail loans:
     Installment                         1,392,243    1,310,012
     Credit cards                          301,672      228,673
     Retail leasing                        380,547      287,859
               Total retail loans        2,074,462    1,826,544

     Total loans, net of unearned
         interest                       $6,904,318   $6,249,557



Note 4. Allowance for Loan Losses

A summary of the activity in the allowance for loan losses is shown in the following table. (Dollars are in thousands)

                                       Nine months
                                             Ended    Year Ended
                                     September 30,  December 31,
                                              1995          1994

Balance - beginning of period            $  95,979     $  83,156
  Loans charged-off                        (20,764)      (24,570)
  Recoveries on loans
    previously charged-off                  11,363        13,021
      Net charge-offs                       (9,401)      (11,549)

  Provision charged to earnings             19,441        24,372
Balance - end of period                  $ 106,019      $ 95,979

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

     The following table shows the Corporation's recorded investment in impaired loans and the related valuation allowance, as calculated under SFAS No. 114, at September 30, 1995. (Dollars are in thousands)

                                    September 30, 1995
                                    Recorded  Valuation
                                  Investment  Allowance

Impaired Loans:
  Valuation allowance required      $  8,803   $ 2,510
  No valuation allowance required     19,515        --
     Total impaired loans           $ 28,318   $ 2,510


     The average recorded investment in impaired loans for the nine months ended September 30, 1995 was $28 million. As a general policy, the Corporation applies both principal and interest payments received on impaired loans as a reduction of principal. The Corporation recognized $68,000 in interest income on impaired loans in the first nine months of 1995.

Note 6. Income Tax

The components of the net deferred tax asset/(liability) included in the Corporation's consolidated balance sheets at September 30, 1995 and December 31, 1994 are shown in the following table. (Dollars are in thousands)

                                     September 30, December 31,
                                             1995         1994

Allowance for loan losses               $  37,377     $ 33,151
Deferred loan fees                          1,892        2,313
Deferred compensation                       2,388        1,825
Unrealized loss on securities               2,504        7,343
Intangible asset amortization                 512          543
Other                                       3,055        2,656
    Total deferred tax asset               47,728       47,831

Leased assets                             (49,033)     (32,206)
Pension liabilities                        (4,842)      (4,511)
Fixed asset depreciation                   (4,406)      (4,444)
Purchase accounting/intangible assets      (1,694)      (1,508)
Other                                      (1,191)      (1,516)
     Total deferred tax liability         (61,166)     (44,185)
     Net deferred tax asset/(liability) $ (13,438)    $  3,646


The Corporation has not recorded a valuation reserve related to deferred tax assets.


Note 7. Noninterest Income and Other Noninterest Expense

The following are included in other service charges and fees, and all other income for the three months and nine months ended
September 30, 1995 and 1994. (Dollars are in thousands)

                          Three Months       Nine Months
                          1995     1994     1995     1994

Credit card fees        $ 3,904  $ 3,258  $10,944  $ 8,978
ATM fees                  2,073    1,319    5,574    3,573
Mortgage banking income  (2,195)   1,023     (330)   3,284


The following are included in all other expense for the three months and nine months ended September 30, 1995 and 1994.

                          Three Months       Nine Months
                          1995     1994     1995     1994

FDIC insurance          $   492  $ 3,217  $ 8,350  $ 9,875
Amortization of
  intangible assets       3,939    1,640    9,878    4,586
Outside processing
  services                2,563    2,412    7,649    7,143
Marketing                 3,074    1,769    7,099    6,092
State taxes               2,239    2,429    6,703    7,225

Note 8.  Acquisitions

On July 15, 1995, Star Bank, N.A. ("the Bank"), the lead bank of the Corporation, purchased 24 Columbus area branch offices of the Ohio division of Household Bank, f.s.b. This transaction was accounted for as a purchase, and accordingly, all assets acquired and liabilities assumed were recorded at fair value. In purchasing these branches, the Bank received $564 million in cash and $645 million in deposits for a premium of 9.75 percent of deposits or approximately $64 million. The allocation of the purchase price has not been completed at this time.


Note 9. Mortgage Servicing Rights

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

     Adoption of SFAS No. 122 is required for fiscal years beginning after December 15, 1995 and is applied prospectively to transactions in which mortgage loans are sold or securitized with servicing rights retained and to impairment valuations of all capitalized mortgage servicing rights. The adoption of SFAS No. 122 in 1996, is not expected to have a material impact on the Corporation's financial condition or results of operations.


Note 10. Stock Options

In October 1995, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 123 (SFAS
No. 123) "Accounting for Stock-Based Compensation."

SFAS No. 123 defines a fair value based method of accounting for employee stock options, under which compensation cost is measured at the grant date based on the value of the award and is recognized over the vesting period. SFAS No. 123 encourages adoption of this method of accounting for all employee stock compensation plans, however; it also allows an entity to continue to measure compensation cost for those plan as prescribed in APB Opinion No. 25 "Accounting for Stock Issued to Employees." If a company elects to remain with APB No. 25, pro forma disclosures of net income and earnings per share must be made as if fair value based accounting, as defined by SFAS No. 123, had been applied.

     At this time the Corporation expects to remain with its current method accounting for stock based compensation. The disclosure requirements of SFAS No. 123 will be adopted as required for financial statements beginning in 1996.

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


Overview

Net income of Star Banc Corporation ("the Corporation") for the quarter ended September 30, was $34,197,000, a 14.7 percent increase over the third quarter of 1994. Net income for the first nine months of 1995 was $100,733,000 a 16.9 percent increased compared to 1994. Primary and fully diluted earnings per share were $1.14 for the third quarter of 1995, compared to $1.00 and $0.99, respectively, for the third quarter of 1994. These amounts represent increases of 14.0 percent and 15.2 percent on primary and fully diluted earnings per share, respectively. For the first nine months of 1995, earnings per share was $3.35 on a primary basis and $3.34 fully diluted. This represents an increase over 1994 of 16.3 percent on a primary basis and 17.6 percent on a fully diluted basis.

     Earnings results for the third quarter and first nine months of 1995 reflect increases in net interest income and noninterest income partially offset by an increase in noninterest expenses as a result of recent acquisitions. Included in the third quarter of 1995 was a $3.8 million refund of deposit insurance premiums from the FDIC. In addition, the Corporation transferred $118 million of residential real estate loans from the mortgage portfolio to held-for-sale loans resulting in a $2.8 million loss for the quarter. Also included in the third quarter was approximately $1.0 million in additional expenses related to the introduction and development of new retail banking products.

     Return on average assets was 1.43 percent for the third quarter and 1.44 percent for the first nine months of 1995, relatively flat compared to the same periods in 1994. Return on average equity increased to 17.21 percent for the third quarter and 17.54 percent for the first nine months of 1995 compared to 16.80 percent and 16.56 percent, respectively, for the same periods in 1994.

     On July 15, 1995, Star Bank, N.A. , the lead bank of the Corporation, acquired 24 Columbus area branch offices of the Ohio division of Household Bank, f.s.b. This transaction was accounted for as a purchase, and accordingly, the assets acquired and liabilities assumed were recorded at estimated fair value. In purchasing these branch offices, the Bank received $564 million in cash and acquired $645 million in deposits for a premium of approximately $64 million.

     On September 17, 1994, Star Bank, N.A., ("the Bank") acquired 47 former TransOhio Federal Savings Bank branch offices located in the Cleveland and Akron, Ohio areas from the Resolution Trust Corporation. The Bank acquired $1.1 billion in deposits for a premium of $122 million in this transaction.


Financial Condition

Total assets at September 30, 1995, amounted to $9.73 billion compared to $9.39 billion at December 31, 1994. The increase in total assets was due to continued strong loan growth throughout 1995, in addition to the acquisition of the Household branch offices. Total loans, net of unearned interest, increased $655 million to $6.90 billion at September 30, 1995, compared to $6.25 billion at December 31, 1994. The corporation has experienced strong increases in loan volumes for most lending areas in 1995. Total loans, net of unearned interest, have increased at an annualized rate of 14.0 percent in the first nine months of 1995. Through September 30, 1995, commercial loans increased $157 million, real estate loans increased $250 million and retail loans were up $248 million.

     Investment securities declined $458 million to $1.87 billion at September 30, 1995, compared to $2.33 billion at December 31, 1994. This decrease was due to the sale of $375 million in mortgage-backed securities in the first quarter, in addition to sales of $31 million in mortgaged-backed securities and $17 million of U.S. Treasuries in the second quarter of 1995, and maturities and paydowns of mortgage-backed securities. All security sales were from the Corporation's available-for-sale portfolio. The proceeds of these sales were used to pay down higher cost borrowings. Also in the third quarter of 1995, the Corporation used a portion of the proceeds from the Household acquisition to purchase $175 million in mortgage-backed securities.

     As of September 30, 1995, the Corporation's investment securities portfolio included $1.65 billion in securities classified as held-to-maturity, a decline of $112 million from December 31, 1994. There was $217 million in securities classified as available-for-sale at September 30, 1995, a decline of $346 million from December 31, 1994.

     Deposits increased $253 million to $7.62 billion at September 30, 1995, from $7.36 billion at December 31, 1994. This increase was the result of the purchase of $645 million in deposits and 24 branch offices from Household Bank in the third quarter. Excluding the Household acquisition, deposits decreased $400 million, as foreign deposits $100,000 and over declined $216 million and savings and NOW accounts were down $187 million. Foreign deposits declined in the first nine months of 1995 due primarily to reduction in funding needs as a result of the sale of investment securities and the Household acquisition. The Corporation also noted customers continuing to shift funds from savings and NOW accounts and certificates of deposit into money market accounts, and nonbank financial products in 1995. As a result of this movement of customer funds, excluding the Household acquisition, money market deposit accounts increased $89 million or 13.7 percent in the first nine months of 1995.


Results of Operations

Net interest income, the Corporation's principal source of earnings, increased $9.5 million in the third quarter and $26.7 million for the first nine months of 1995. This represents increases of 10.8 percent in the third quarter and 10.5 percent for the first nine months of 1995, compared to the same periods in 1994. These increases were due to an increase in the level of average interest-earning assets, primarily loans, and a shift from borrowed funds to less expensive core deposits. Average earning assets were up $1.17 billion or 15.9% in the first nine months of 1995 with average loans increasing $985 million or
17.6 percent, compared to 1994. The increase in net interest income due to the higher loan and earning asset levels was partially offset by a decline in spreads between the rates received on earning assets relative to rates paid on interest-bearing liabilities in 1995, compared to 1994.

     Net interest margin declined 7 basis points to 4.53 percent in the third quarter of 1995, compared to 4.60 percent for the same period in 1994. Net interest margin for the first nine months of 1995 declined 22 basis points compared to the prior year. The decline in net interest margin was caused by rates on interest bearing liabilities rising faster than rates on interest earning assets throughout 1994 and into 1995. In addition, the TransOhio acquisition has compressed the net interest margin for 1995, compared to 1994, as the proceeds received were invested in securities which have lower yields than the average yields of the Corporation's assets.

     The Corporation's net interest margin has begun to rebound in 1995, with increases in the second and third quarters of 1995. The recent increases in net interest margin are due to an improvement in the mix of interest earning assets, as the continued strong loan growth has been funded by maturities and sales of lower yielding securities. In addition, with the Household acquisition in the third quarter of 1995, there has been a shift in funding sources from borrowed funds to less expensive core deposits. Table 1 provides detailed information as to the average balances, interest income/expense and rates earned or paid by major balance sheet category.

     Excluding the write-down from transferring residential real estate loans into the held-for-sale category, noninterest income was $34.9 million for the third quarter of 1995, an increase of $6.2 million or 21.8 percent, from $28.6 million for the same period of 1994. Service charges on deposits increased $2.0 million or 22.2 percent for the third quarter, due in part to the TransOhio acquisition. Other areas recognizing increases for the third quarter included ATM fees, credit card fees and trust income which were up 57.2, 19.8 and 18.0 percent, respectively, compared to the same period in 1994. For the first nine months of 1995, noninterest income has increased $15.4 million or 17.9 percent, compared to the prior year. This increase was also led by service charges on deposits, ATM fees, credit card fees and trust income. Included in 1995 are net gains on sales of securities of $1.2 million. Excluding the net securities gains, noninterest income increased $14.2 million or
16.5 percent in 1995, compared to the same period in 1994.

     Noninterest expense totaled $70.4 million in the third quarter of 1995, an 11.1 percent increase from the same period of 1994. Included in the third quarter of 1995, was a $3.8 million refund of deposit insurance premiums from the FDIC. Excluding the FDIC refund, noninterest expense increased 17.1 percent to $74.2 million in the third quarter of 1995, compared to the same period in 1994. This increase in noninterest expenses was due primarily to the TransOhio and Household acquisitions.
Additional expenses included in 1995 related to these acquisitions include salaries, occupancy, FDIC insurance, equipment, supplies and amortization of intangibles. Also contributing to this increase was additional expenses as a result of new retail banking products and services.

     The Corporation's noninterest expense ratio remained flat at
54.2 percent in the third quarter of 1995, compared to the third quarter of 1994, as the increase in expense levels related to the TransOhio and Household acquisitions was partially offset by the FDIC refund. For the first nine months of 1995, the noninterest expense ratio decreased 42 basis points to 54.64 percent. The improvement in the noninterest expense ratio in 1995 is primarily a result of growth in revenues, continued strong loan growth and stringent expense controls. The efficiency ratio is expected to trend lower in future quarters as the integration of the Household offices is completed, providing additional cost savings and revenue enhancements.

     The Corporation's effective tax rate amounted to 33.3 percent for the three months and nine months ended September 30, 1995. This compares to an effective tax rate of 34.7 percent for the same periods of 1994. The decline in the effective rate for 1995 is due to tax benefits received from Corporate and Bank owned life insurance programs established in the beginning of 1995, in addition to tax benefits recorded on limited partnership investments of the parent company.


    TABLE 1 AVERAGE BALANCE SHEETS AND AVERAGE RATES
    (dollars in thousands)


                                                  Third Quarter, 1995                Third Quarter, 1994
                                               Daily                Average       Daily                Average
                                              Average   Interest     Rate        Average   Interest     Rate
    ASSETS:
    Commercial loans........................$2,173,825 $  50,014     9.14 %    $1,893,422 $  40,299     8.45 %
    Real estate loans....................... 2,598,568    55,555     8.54       2,241,441    44,044     7.85
    Retail loans............................ 2,020,896    46,462     9.15       1,682,933    35,942     8.50
         Total loans........................ 6,793,289   152,031     8.91       5,817,796   120,285     8.23
    Taxable investment securities........... 1,823,326    30,112     6.60       1,750,710    22,891     5.23
    Non-taxable investment securities.......     9,725       203     8.36          28,424       536     7.69
    Federal funds sold and securities
      purchased under agreements to resell..    11,927       181     6.01          44,203       528     4.74
    Interest bearing deposits in banks......       100         1     4.96          23,691       300     5.01
         Total interest earning assets...... 8,638,367 $ 182,528     8.42 %     7,664,824 $ 144,540     7.52 %
    Cash and due from banks.................   421,757                            366,536
    Allowance for loan losses...............  (105,429)                           (91,219)
    Other assets............................   553,164                            287,853
         Total assets.......................$9,507,859                         $8,227,994


    LIABILITIES AND SHAREHOLDERS' EQUITY:
    Savings and NOW.........................$1,979,896 $  11,225     2.25 %    $1,808,357 $   9,743     2.14 %
    Money market deposit accounts...........   845,441     8,163     3.83         732,335     5,035     2.73
    Time deposits $100,000 and over.........   437,488     6,485     5.88         381,229     4,422     4.60
    Time deposits under $100,000............ 3,004,167    43,739     5.78       2,131,427    23,933     4.45
    Short-term borrowings...................   921,731    12,370     5.32       1,062,282    11,147     4.16
    Long-term debt..........................   161,418     2,815     6.92         166,841     2,051     4.88
         Total interest bearing liabilities. 7,350,141 $  84,797     4.58 %     6,282,471 $  56,331     3.55 %
    Noninterest bearing deposits............ 1,215,089                          1,038,448
    Other liabilities.......................   154,405                            203,176
    Shareholders' equity....................   788,224                            703,899
         Total liabilities and
           shareholders' equity.............$9,507,859                         $8,227,994


    Net interest margin.....................                         4.53 %                             4.60 %
    Interest rate spread....................                         3.84                               3.97

    Note:  Interest and average rate are presented on a fully-taxable equivalent basis.  Taxable equivalent amounts are calculated utilizing marginal federal income tax rate of 35 percent for 1995 and 1994.
           The total of nonaccruing loans is included in average amount outstanding. Yields on available-for-sale securities are calculated based on average amortized historical cost balances.



    TABLE 2 AVERAGE BALANCE SHEETS AND AVERAGE RATES
    (dollars in thousands)


                                                   Nine Months, 1995                  Nine Months, 1994
                                                Daily               Average        Daily               Average
                                               Average   Interest    Rate         Average   Interest    Rate
    ASSETS:
    Commercial loans........................ $2,143,588 $ 148,133     9.24 %    $1,851,946 $ 112,725     8.14 %
    Real estate loans.......................  2,507,483   157,709     8.39       2,155,328   126,531     7.83
    Retail loans............................  1,925,784   128,935     8.94       1,584,310   100,164     8.45
         Total loans........................  6,576,855   434,777     8.83       5,591,584   339,420     8.11
    Taxable investment securities...........  1,939,150    94,186     6.48       1,701,956    64,576     5.06
    Non-taxable investment securities.......     14,483       786     7.24          29,354     1,785     8.23
    Federal funds sold and securities
      purchased under agreements to resell..     13,747       655     6.37          36,873     1,145     4.20
    Interest bearing deposits in banks......        100         4     4.74          14,094       457     4.15
         Total interest earning assets......  8,544,335 $ 530,408     8.29 %     7,373,861 $ 407,383     7.38 %
    Cash and due from banks.................    404,716                            361,093
    Allowance for loan losses...............   (102,612)                           (88,646)
    Other assets............................    516,471                            273,335
        Total assets........................ $9,362,910                         $7,919,643


    LIABILITIES AND SHAREHOLDERS' EQUITY:
    Savings and NOW......................... $1,961,226 $  32,762     2.23 %    $1,807,142 $  28,336     2.10 %
    Money market deposit accounts...........    728,907    19,550     3.59         727,818    13,681     2.51
    Time deposits $100,000 and over.........    488,670    21,444     5.87         362,156    11,353     4.19
    Time deposits under $100,000............  2,914,644   122,066     5.60       2,058,163    66,193     4.30
    Short-term borrowings...................  1,056,153    43,501     5.51         940,644    25,079     3.56
    Long-term debt..........................    164,671     8,327     6.76         151,364     6,908     6.10
         Total interest bearing liabilities.  7,314,271 $ 247,650     4.53 %     6,047,287 $ 151,550     3.35 %
    Noninterest bearing deposits............  1,144,153                          1,047,397
    Other liabilities.......................    136,492                            129,265
    Shareholders' equity....................    767,994                            695,694
         Total liabilities and
           shareholders' equity............. $9,362,910                         $7,919,643


    Net interest margin.....................                          4.41 %                             4.63 %
    Interest rate spread....................                          3.76                               4.03

    Note:  Interest and average rate are presented on a fully-taxable equivalent basis.  Taxable equivalent amounts are calculated utilizing marginal federal income tax rate of 35 percent for 1995 and 1994.
           The total of nonaccruing loans is included in average amount outstanding.  Yields on available-for-sale securities are calculated based on average amortized historical cost balances.


Asset Quality

As of September 30, 1995, the allowance for loan losses was $106.0 million or 1.54 percent of loans, net of unearned interest. This compares to an allowance of $96.0 million or
1.54 percent of loans, net of unearned interest, at December 31, 1994. The allowance as a percentage of nonperforming loans has continued to improve, increasing to 310.4 percent at September 30, 1995, compared to 272.3 percent at December 31, 1994.

     Table 3 provides a summary of activity in the allowance for loan losses account by type of loan. As shown in that table, net charge-offs totaled $4.3 million in the third quarter of 1995, up from $2.6 million for the same period a year earlier. Net charge-offs for the first nine months of 1995 were $9.4 million, down slightly from $9.8 million for the same period in 1994. Annualized net charge-offs as a percentage of average outstanding loans have remained at historically low levels at
0.25 percent for the third quarter and 0.19 percent for the first nine months of 1995. This compares to 0.18 percent and
0.23 percent, respectively, for the same periods in 1994.

     The increase in net charge-offs in the third quarter of 1995 was primarily in the retail loan area led by credit card charge-offs. For the nine months ended September 30, 1995, net charge-offs have declined $351,000, compared to 1994. The most significant decrease was in the commercial loan area due in part to a large recovery received in 1995.

     As shown in Tables 4 and 5, the Corporation's nonperforming assets have remained at historically low levels in 1995. Nonperforming assets have declined $7.2 million to $37.6 million at September 30, 1995, compared to September 30, 1994. Nonperforming assets have also declined slightly from December 31, 1994, levels. The percentage of nonperforming loans to end-of-period loans has continued to decline in 1995, decreasing to 0.49 percent at September 30, 1995, compared to
0.68 percent at September 30, 1994, and 0.56 percent at December
31, 1994.   Loans past-due 90 days or more and still accruing
interest decreased $906,000 in the first nine months of 1995, and $2.3 million compared to September 30, 1994. This decrease also occurred within the commercial loan and commercial real estate portfolios.

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

     The specific valuation allowance recorded on impaired loans is included in the total allowance for loan losses. In addition to the methods prescribed in SFAS No. 114 for impaired loans, the adequacy of the total allowance for loan losses is monitored on a continual basis and is based on management's evaluation of several key factors: the quality of the current loan portfolio, current economic conditions, evaluation of significant problem loans, an analysis of periodic internal loan reviews, delinquency trends and ratios, changes in the mix and levels of various loan types, historical charge-off and recovery experience and other pertinent information. These estimates are reviewed continually and, as adjustments become necessary, they are reported in earnings in the period in which they become known. It is management's opinion that the allowance for loan losses at September 30, 1995, was adequate to absorb all anticipated losses in the loan portfolio as of that date.

     The recorded investment in impaired loans at September 30, 1995, was $28.3 million with a related valuation allowance calculated under SFAS No. 114 of $2.5 million. There was no additional allowance for loan losses required in 1995 as a result of the adoption of SFAS No. 114 and No. 118.


    TABLE 3 SUMMARY OF LOAN LOSS EXPERIENCE
    (Dollars in thousands)


                                               Third Quarter            Nine Months
                                              1995        1994        1995        1994

    Average loans - net of unearned
      interest.......................... $ 6,793,289 $ 5,817,796 $ 6,576,855 $ 5,591,584

    Allowance for loan losses:

      Balance - beginning of period..... $   103,039 $    88,307 $    95,979 $    83,156

      Charge-offs:

        Commercial......................      (2,461)     (2,621)     (9,532)     (8,896)

        Real estate.....................        (104)       (225)     (1,273)       (905)

        Retail..........................      (4,122)     (2,878)     (9,959)     (9,453)

          Total charge-offs.............      (6,687)     (5,724)    (20,764)    (19,254)

      Recoveries:

        Commercial......................         569       1,154       4,959       3,009

        Real estate.....................          68         139       1,011         685

        Retail..........................       1,742       1,820       5,393       5,808

          Total recoveries..............       2,379       3,113      11,363       9,502

            Net charge-offs.............      (4,308)     (2,611)     (9,401)     (9,752)

      Provision charged to earnings.....       7,288       7,100      19,441      19,392


      Balance - end of period........... $   106,019 $    92,796 $   106,019 $    92,796




    Ratio of net charge-offs to average
      loans - net of unearned interest..        0.25%       0.18%       0.19%       0.23%




    TABLE 4 NONPERFORMING ASSETS
    (Dollars in thousands)



                                    September 30,    December 31,    September 30,
                                        1995            1994             1994

    Loans on nonaccrual status..... $      34,066    $     34,990    $      40,650

    Loans which have been
      renegotiated.................            89             261              273


      Total nonperforming loans....        34,155          35,251           40,923

    Other real estate owned........         3,484           2,793            3,876


      Total nonperforming assets... $      37,639    $     38,044    $      44,799


    Percentage of nonperforming
      loans to loans* .............          0.49%           0.56%            0.68%


    Percentage of nonperforming
      assets to loans* and other
      real estate owned............          0.54%           0.61%            0.74%



    Loans past due 90 days
      or more...................... $       7,358    $      8,264    $       9,612


    *  Net of unearned interest.



TABLE 5 COMPOSITION OF NONPERFORMING LOANS
(Dollars in thousands)


                       September 30, 1995                           December 31, 1994
                                Nonperforming Loans      90 Days             Nonperforming Loans      90 Days
                                                           or                                           or
                         Non-  Restruc-       Percentage  More       Non-   Restruc-       Percentage  More
                       accrual  tured   Total  of Loans  Past-Due   accrual  tured   Total  of Loans  Past-Due

Commercial:

  Corporate............ $18,942   $89  $19,031   1.09 %   $  408    $20,813   $261  $21,074   1.26 %  $1,213

  Asset-based lending..      --    --       --     --         --         --     --       --     --        --

  Commercial leasing...     234    --      234   0.10         --         25     --       25   0.01        --

    Total commercial
      loans............  19,176    89   19,265   0.87        408     20,838    261   21,099   1.03     1,213

Real estate loans:

  Residential..........   4,367    --    4,367   0.33      2,969      4,431     --    4,431   0.38     1,906

  Commercial mortgage..   8,284    --    8,284   0.77      1,078      8,268     --    8,268   0.84     2,090

  Construction/land
    development........     404    --      404   0.19      1,017        404     --      404   0.18     1,446

    Total real estate
      loans............  13,055    --   13,055   0.50      5,064     13,103     --   13,103   0.55     5,442

Retail loans:

  Installment..........   1,016    --    1,016   0.07        553        651     --      651   0.05       801

  Credit cards.........     746    --      746   0.25      1,333        297     --      297   0.13       765

  Retail leasing.......      73    --       73   0.02         --        101     --      101   0.04        43

    Total retail loans.   1,835    --    1,835   0.09      1,886      1,049     --    1,049   0.06     1,609

    Total loans........ $34,066   $89  $34,155   0.49 %   $7,358    $34,990   $261  $35,251   0.56 %  $8,264


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

     In the first quarter of 1995, the Bank began issuing retail brokered certificates of deposit, with $50 million outstanding at September 30, 1995. In the third quarter of 1995, the Corporation prepared a private placement memorandum in order to issue commercial paper notes up to a maximum aggregate amount of $100 million, with maturities up to 270 days. The proceeds of the notes from the commercial paper program will be used for general corporate purposes and to provide funding to Star Banc Finance Inc. There is currently $17 million in commercial paper outstanding at September 30, 1995. The Corporation's consolidated long-term debt, which includes senior and promissory notes, declined $5.3 million to $161 million at September 30, 1995. The decrease in long-term debt was due to scheduled principal payments.

     Total shareholders' equity increased $69 million in the first nine months to $787 million at September 30, 1995. The
Corporation also raised its quarterly dividend rate per common share from $0.35 in 1994 to $0.40 in 1995, a 14.0 percent increase.

     Banking industry regulators define minimum capital requirements for banks and bank holding companies. The Corporation's tier 1 and total risk-based capital ratios at September 30, 1995, were
7.73 percent and 11.01 percent, respectively, well above the minimum requirements of 4.0 percent for tier 1 capital to risk-weighted assets and 8.0 percent for total capital to risk-weighted assets. These compare to tier 1 and total ratios of 8.66 percent and 12.16 percent at December 31, 1994.
Regulatory authorities have also established a minimum adjusted equity-to-average quarterly assets ("leverage") ratio of 3.00 percent. As of September 30, 1995, the Corporation's leverage ratio was 6.10 percent compared to 6.27 percent at December 31, 1994. The decline in the Corporation's regulatory capital ratios in the third quarter of 1995 was primarily a result of the acquisition of the Household branch offices, which added approximately $250 million in assets, including $65 million in intangible assets, without any addition to the Corporation's capital. The Corporation and each of its subsidiary banks maintain risk-based and leverage capital ratios within the "well capitalized" category as defined by the FDIC.

     In 1994, the board of directors of the Corporation approved a common stock buyback program to purchase up to one million shares of common stock over the next three years. The repurchased shares are held as treasury shares for reissue in connection with conversion of preferred shares, employee stock options and other corporate purposes. Through September 30, 1995, the Corporation has repurchased 836,000 shares, of which 147,000 had not yet been reissued.

     As shown in the Condensed Consolidated Statements of Cash Flows, cash and cash equivalents decreased $8 million in the first nine months of 1995, compared to a decline of $127 million for the same period in 1994. Cash flows provided by operating activities amounted to $47 million for the nine months ended September 30, 1995 compared to $156 million for the same period in 1994. The decrease was attributable to a $50 million investment in bank owned life insurance in the first quarter of 1995, in addition to a $64 million net change in mortgage loans held for sale in the first nine months of 1995, compared to the same period in 1994.

     Investing activities provided $388 million in cash flows in the first nine months of 1995, compared to a use of $686 million in the first nine months of 1994. This change was due to the reduction of the investment securities portfolio in 1995 as a result of security sales and maturities, in addition to the cash received from the acquisition of the Household branch offices.
The funds provided by the security sales and maturities were used to fund loan growth, reduce the level of short-term borrowings and replace funding previously provided by national market deposit sources. Cash flows used in financing activities were $442 million in the first nine months of 1995 as a result of the decline in deposit and borrowing levels in 1995, compared to increases in deposits and borrowings in 1994.


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

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS No. 123) "Accounting for Stock-Based Compensation." The disclosure requirements of SFAS No. 123 will be adopted in 1996. Additional information on SFAS No. 123 is shown in Note 9 of the Notes to Condensed Consolidated Financial Statements.

                         PART II.  OTHER INFORMATION


 ITEMS 1. through 5. are not applicable.



 ITEM  6.  Exhibits and Reports on Form 8-K

      (A)  Exhibits filed:
           Exhibit 11 - Computation of earnings per share
           Exhibit 27 - Financial Data Schedule

      (B) There were no Current Reports on Form 8-K filed by the Corporation during the third quarter of 1995.


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              STAR BANC CORPORATION


  November 14, 1995                          /s/ Jerry A. Grundhofer
 -------------------                       ---------------------------
      Date                                    Jerry A. Grundhofer
                                              Chairman, President, and Chief
                                              Executive Officer




  November 14, 1995                          /s/ David M. Moffett
 -------------------                       ----------------------------
      Date                                    David M. Moffett
                                              Executive Vice President
                                              and Chief Financial Officer