Form 10-K
period 1995-12-31
STAR BANC CORP /OH/
filed 1996-03-28
CIK 36678

INDEX TO FORM 10-K
STAR BANC CORPORATION


Part I
                                                                         10-K
                                                                      Page(s)
Item 1.  BUSINESS
         Description of Business............................................5

Item 2.  PROPERTIES.........................................................6

Item 3.  LEGAL PROCEEDINGS..................................................6

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (a).............


Part II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS................................................6

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.............................None


Part III

Item 10. DIRECTORS OF THE REGISTRANT (a).....................................
         EXECUTIVE OFFICERS OF THE REGISTRANT...............................7

Item 11. EXECUTIVE COMPENSATION (a)..........................................

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT (a)......................................................

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (a)..................


(a) Incorporated by reference from Star Banc Corporation's (the Corporation) Proxy Statement for the Annual Meeting of Shareholders on April 9, 1996.

Part IV
Item 14. EXHIBITS, REPORTS ON FORM 8-K, AND FINANCIAL STATEMENT SCHEDULES(b)

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

         Exhibit 10.2 Amended 1991 Stock Incentive Plan (previously filed as an exhibit to 1993 Proxy Statement and incorporated herein by reference)

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

         Exhibit 24   Power of Attorney

         Exhibit 27   Financial Data Schedules


         FORM 8-K     During the fourth quarter of 1995, the Corporation filed
                       no Current Reports on Form 8-K.

The Corporation will file with the Commission its long-term debt instruments upon request.


SIGNATURES..................................................................9


   (b) Certain documents filed as a part of the From 10-K Financial Statements and Financial statement schedules have been omitted due to inapplicability or because required information is shown in the consolidated financial statements or notes thereto. Copies of exhibits may be obtained at a cost of 30 cents per page upon written request to the chief financial officer of the Corporation.

ANNUAL REPORT CROSS-REFERENCE INDEX
STAR BANC CORPORATION


The page numbers used in this index represent pages in the Star Banc Corporation 1995 Annual Report.

PART I
                                                                    Annual
                                                                    Report
                                                                   Page(s)

Item 1.   Statistical Disclosure By Bank Holding Companies:
          Financial Ratios..............................................15
          Average Balance Sheets and Average Rates......................18
          Volume/Rate Variance Analysis.................................19
          Investment Securities......................................27-28
          Loans......................................................23-24
          Risk Elements of Loan Portfolio............................24-26
          Summary of Loan Loss Experience...............................25
          Deposits......................................................29
          Short-Term Borrowings.........................................40


PART II

Item 6.   Selected Financial Data.......................................15

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations........................16-31

Item 8.   Financial Statements and Supplementary Data:
          Report of Independent Public Accountants......................52
          Consolidated Balance Sheets as of December 31, 1995 and 1994..32

          Consolidated Statements of Income for the years ended
           December 31, 1995, 1994 and 1993.............................33
          Consolidated Statements of Shareholders' Equity for the
           years ended December 31, 1995, 1994 and 1993.................34
          Consolidated Statements of Cash Flows for the years ended
          December 31, 1995, 1994 and 1993..............................35
          Notes to Consolidated Financial Statements.................36-51
          Selected Quarterly Financial Data for the periods ended
           December 31, 1995 and 1994...................................51


Part III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ..........53

DESCRIPTION OF BUSINESS

Star Banc Corporation ("the Corporation") was organized as a Delaware corporation in 1973 under the name First National Cincinnati Corporation. In 1988, it was reincorporated under the laws of the State of Ohio and in 1989 changed its name to the current form. Executive offices are maintained in Cincinnati, Ohio.
  The Corporation is a bank holding company as defined by the Bank Holding Company Act of 1956, as amended, and is registered with the Board of Governors of the Federal Reserve System. As such, it is subject to regulation and examination by the Federal Reserve.
  Through its banking subsidiaries, the Corporation is engaged in commercial banking and trust business, providing a full range of consumer, commercial and trust financial products and investment services throughout Ohio, Kentucky and Indiana. The Corporation competes for loans and/or deposits with numerous other banks and financial institutions throughout its market area, as well as with mutual funds, brokerage firms and other types of financial service providers.
  Types of loans offered through its banking subsidiaries include; commercial loans, commercial leasing, commercial and residential mortgages, real estate construction and a variety of consumer loan products including installment loans, credit cards and retail leasing. The Corporation's loan portfolio is well diversified between wholesale and consumer loans, with none of the above mentioned loan types exceeding 30 percent of the total portfolio. See note 4 to the Consolidated Financial Statements, on page 39 of the Corporation's Annual Report, for additional loan information. The Corporation invests in U.S. Treasury and a variety of mortgage-backed securities in order to, 1) facilitate the management of interest rate risk, 2) provide liquidity, 3) provide a degree of credit diversification and flexibility in the balance sheet, and 4) provide collateral as necessary for public deposits. See the Management's Discussion and Analysis section on pages 27 and 28 of the Corporation's Annual Report, for additional information on investment securities.
  In the past five years the Corporation has continued to expand through the acquisition of branch offices or other smaller banking institutions throughout its market area of Ohio, Kentucky and Indiana. These institutions included Fir-Ban Inc. (Verona, Kentucky) and Kentucky Bancorporation Inc. (Covington, Kentucky). Most recently the Corporation purchased 24 Columbus, Ohio area branch offices from Household Bank, Federal Savings Bank. This followed the 1994 purchase of 47 former TransOhio Federal Savings Bank branch offices in the Cleveland and Akron, Ohio areas, from the Resolution Trust Corporation and the 1992 purchase of 28 branches in the Cleveland, Ohio area from Ameritrust, N.A. The Corporation continues to explore other acquisition opportunities in its tri-state market area.
  In 1993, as part of a comprehensive restructuring program, the Corporation merged its six Ohio banks in Columbus, Eaton, Hillsboro, Ironton, Sidney and Troy with Star Bank, N.A. In addition, the Corporation merged its two Indiana banks in Lawrenceburg and Richmond to form Star Bank, N.A., Indiana. This resulted in the Corporation wholly owning three bank subsidiaries directly. All bank subsidiaries are national banks. The primary regulator of all national banks is the Office of the Comptroller of the Currency. As federally insured institutions and members of the Federal Reserve System, the Corporation's national banks are also subject to regulation by the Federal Deposit Insurance Corporation ("FDIC") and the Federal Reserve.
  The Miami Valley Insurance Company, a wholly-owned subsidiary of the Corporation, is incorporated under the laws of the State of Arizona and is engaged solely in the business of issuing credit life and accident and health insurance in connection with the lending activities of the Corporation's Ohio and Indiana bank subsidiaries. First National Cincinnati Corporation is a wholly-owned subsidiary which holds a 75.5 percent ownership of the Corporation's headquarters building. The remaining 24.5 percent ownership is held directly by the Corporation. In 1995, the Corporation formed a wholly-owned consumer finance company, known as Star Banc Finance, Inc. The finance company offers consumers a broad mix of credit products and services, such as indirect and direct auto loans, second mortgages and personal loans.
  A tabulation of pertinent financial and operational data of all Star Banc Corporation banking subsidiaries as of December 31, 1995, is shown in the following table.

BANKING SUBSIDIARIES

As of December 31, 1995 (dollars in thousands)
                                                                 Total    Employees
                               Total       Total      Total      Equity   (Full-Time  Banking
                              Assets       Loans     Deposits    Capital  Equivalent) Offices
Star Bank, N.A.             $8,388,681  $6,032,895  $6,720,184  $688,878      3,467     204
Star Bank, N.A., Kentucky      718,721     538,786     624,172    63,481        212      25
Star Bank, N.A., Indiana       436,141     315,010     386,623    29,491        154      19

The Corporation and its subsidiaries had a total of 3,850 full-time equivalent employees at December 31, 1995. The Corporation's banking subsidiaries operated a total of 248 full service offices at December 31, 1995.


PROPERTIES

Star Banc Corporation and Star Bank, N.A. maintain their offices in Star Bank Center, a 26-story office tower in downtown Cincinnati, which is wholly-owned by the Corporation. This office building contains approximately 562,000 square feet of space of which the Corporation and Star Bank, N.A. occupy approximately 248,000 square feet or 44 percent of the space in the building. The Corporation's banking subsidiaries operate 248 banking offices throughout their market areas. Of those, 117 are owned and 131 are leased.


LEGAL PROCEEDINGS

Neither the Corporation nor any of its subsidiaries presently is involved in litigation which in the opinion of management will result in a material effect upon the Corporation's consolidated financial position or results of operations. See Note 16 to the Consolidated Financial Statements, on page 47 of the Corporation's Annual Report, for additional information.


MARKET AND DIVIDEND

The Corporation's common stock (symbol: "STB") is traded on the New York Stock Exchange. The following table sets forth the high and low sales prices of the common stock for each quarterly period during 1995 and 1994 as reported by the National Association of Securities Dealers, Inc., as well as dividends per share which have been declared on a quarterly basis.

                                                                      Cash Dividends
                                    1995                1994        Declared Per Share
                               High       Low      High      Low       1995      1994
Fourth Quarter                $62.25    $53.38    $41.38    $33.50    $0.40     $0.35
Third Quarter                  54.38     45.75     44.75     37.75     0.40      0.35
Second Quarter                 46.00     41.13     39.75     36.25     0.40      0.35
First Quarter                  42.63     36.25     37.00     33.75     0.40      0.35

At December 31, 1995, there were 7,955 holders of record of the Corporation's common stock.

EXECUTIVE OFFICERS

Jerry A. Grundhofer    Chairman since 1994.                                  51
                       President and Chief Executive Officer since 1993.
                       Director since 1993.

Jerry A. Grundhofer joined Star Banc Corporation in May 1993 as President and was named Chief Executive Officer in June 1993. He has served as Chairman of the Board since January 1, 1994. He has served as President and Chief Executive Officer of Star Bank, N.A. since January 1, 1995 and as Chairman of Star Bank, N.A. since June 1993. He has served on the Board of Directors of the Corporation and Star Bank, N.A. since June 1993. Prior to joining Star, he had served as Vice Chairman of the Board for BankAmerica Corporation since 1992. Prior to the merger between BankAmerica Corporation and Security Pacific Corporation, he had served as President and Chief Executive Officer of Security Pacific National Bank since 1990.

Daniel B. Benhase      Member of the Managing Committee since 1994.          36
                       Executive Vice President since 1994.

Daniel B. Benhase has served as Executive Vice President and Head of the Trust Financial Services Group and Private Banking since 1994. Previously he had served as Senior Vice President since 1992 and Director of Corporate Trust and Employee Benefits since 1987.

Joseph A. Campanella   Member of the Managing Committee since 1991.          53
                       Executive Vice President since 1991.

Joseph A. Campanella served as President and Chief Executive Officer of Star Bank, N.A., Cleveland from its founding in 1988 to June 1991, at which time he was elected Executive Vice President of Star Banc Corporation.

Richard K. Davis       Member of the Managing Committee since 1993.          37
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

Timothy J. Fogarty     Member of the Managing Committee since 1993.          38
                       Executive Vice President since 1995.

Timothy J. Fogarty has served as Executive Vice President, Residential Mortgage Banking since 1995. Previously he had served as Senior Vice President, Residential Mortgage Banking since 1993 and Senior Vice President, Operations since 1989.

S. Kay Geiger          Member of the Managing Committee since 1995.          39
                       Executive Vice President since 1995.

S. Kay Geiger has served as Executive Vice President and Head of International Banking since 1995. Previously she served as Senior Vice President and Manager of the International Division since 1993. She joined Star in 1989 as Vice President and Manager of International Banking.

Jerome C. Kohlhepp     Member of the Managing Committee since 1994.          50
                       Executive Vice President since 1994.

Jerome C. Kohlhepp has served as Executive Vice President and Head of Specialized Lending since 1994. Previously he had served as Senior Vice President, Specialized Lending for the Corporation since 1992 and Head of Specialized Lending since 1990. He joined Star Bank, N.A. in 1987 as Senior Vice President, Asset-Based Lending.

Thomas J. Lakin        Member of the Managing Committee since 1993.          53
                       Executive Vice President since 1994.
                       General Counsel and Secretary since 1994.

Thomas J. Lakin has served as Executive Vice President, General Counsel and Secretary since 1994. Previously he had served as Senior Vice President, Operations and Administration since 1992 and as Executive Vice President of Star Bank, N.A. since 1989 and as Senior Vice President and Head of Trust Financial Services since 1986.

David M. Moffett       Member of the Managing Committee since 1993.          43
                       Executive Vice President and Chief Financial
                         Officer since 1993.

David M. Moffett joined Star Banc Corporation in September 1993 as Executive Vice President and Chief Financial Officer. Prior to joining Star, he had served as Senior Vice President and Assistant Treasurer of BankAmerica Corporation since 1992. Prior to the merger between BankAmerica Corporation and Security Pacific Corporation, he had served as Senior Vice President and Director of Corporate Treasury at Security Pacific National Bank since 1990.
He has served as Treasurer and a Director of First National Cincinnati Corporation.

Daniel R. Noe          Member of the Managing Committee since 1994.          44
                       Executive Vice President since 1994.

Daniel R. Noe has served as Executive Vice President and Head of Credit Administration since 1994. Previously he had served as Senior Vice President, Credit Administration since 1990 and Vice President, Loan Review since 1986.

Andrew E. Randall      Member of the Managing Committee since 1995.          43
                       Executive Vice President since 1995.

Andrew E. Randall joined Star Banc Corporation in 1995 as Executive Vice President and Regional Chairman in Northeast Ohio. Prior to joining, he served as Senior Vice President and Regional Sales Director at Bank of America.

Wayne J. Shircliff     Member of the Managing Committee since 1994.          45
                       Executive Vice President since 1994.

Wayne J. Shircliff has served as Executive Vice President and Head of Commercial Lending since 1994. Previously he had served as Senior Vice President, Commercial Lending for the Corporation and Executive Vice President, Commercial Lending for Star Bank, N.A. since 1990.

Stephen E. Smith       Member of the Managing Committee since 1993.          48
                       Executive Vice President since 1995.

Stephen E. Smith has served as Executive Vice President, Corporate Human Resources since 1995. Previously he had served as Senior Vice President, Corporate Human Resources since 1993. He joined Star Banc Corporation in 1991. Prior to joining Star, he had served as Senior Vice President, Human Resources at Ameritrust Company since 1986.

FORM 10-K SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the twenty-seventh day of March 1996.

                                          Star Banc Corporation

                                           /s/ Jerry A. Grundhofer
                                          Jerry A. Grundhofer
                                          Chairman of the Board, President
                                          and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of the twenty-seventh day of March 1996.


  /s/ David M. Moffett                      /s/ James D. Hogan
 David M. Moffett                          James D. Hogan
 Executive Vice President and              Senior Vice President and
 Chief Financial Officer                   Controller



James R. Bridgeland, Jr., Director*        Thomas J. Klinedinst Jr., Director*

Laurance L. Browning, Jr., Director*       Charles S. Mechem, Jr., Director*

Victoria B. Buyniski, Director*            Daniel J. Meyer, Director*

Samuel M. Cassidy, Director*               David B. O'Maley, Director*

Raymond R. Clark, Director*                O'dell M. Owens, M.D., M.P.H.,
                                           Director*

V. Anderson Coombe, Director*              Thomas E. Petry, Director*

John C. Dannemiller, Director*             William C. Portman, Director*

J.P. Hayden, Jr., Director*                Oliver W. Waddell, Director*

Roger L. Howe, Director*

                                            /s/ Jerry A. Grundhofer
                                           Jerry A. Grundhofer
                                           Attorney-in-fact

*Pursuant to Power of Attorney