Form 10-Q
period 1996-03-31
STAR BANC CORP /OH/
filed 1996-05-15
CIK 36678

STAR BANC CORPORATION AND SUBSIDIARIES
FORM 10-Q
March 31, 1996

                                                                        Page
Table of Contents                                                      Number

Part I.  Financial Information:
          Financial Highlights..............................................3
          Report of Independent Public Accountants..........................4
          Item 1. Financial Statements:
             Condensed Consolidated Financial Statements................5 - 8
             Notes to Condensed Consolidated Financial Statements......9 - 14
          Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................15 - 23

Part II. Other Information:
          Item 1. Legal Proceedings......................................none
          Item 2. Changes in Securities..................................none
          Item 3. Defaults Upon Senior Securities........................none
          Item 4. Submission of Matters to a Vote of Security Holders....none
          Item 5. Other Information......................................none
          Item 6. Exhibits and Reports on Form 8-K.........................24

Signatures.................................................................24

PART I.  FINANCIAL INFORMATION
FINANCIAL HIGHLIGHTS
(Dollars in thousands except per share data)


                                              First Quarter
                                        ------------------------ Percent
                                           1996          1995     Change
                                        ----------     ---------  ------

Net income........................... $     38,128  $     32,766    16.4 %

Per share:
  Primary earnings................... $       1.28  $       1.09    17.4 %

  Fully diluted earnings.............         1.28          1.09    17.4
  Common stock dividends declared....         0.47          0.40    17.5
  Preferred dividends declared.......         1.50          1.50    --
  Book value per common share........        27.63         24.99    10.6
  Market value per common share......        64.50         41.88    54.0

Average balances:
  Total assets....................... $  9,599,035  $  9,373,733     2.4 %

  Earning assets.....................    8,663,462     8,582,895     0.9
  Loans, net of unearned interest....    6,986,180     6,330,127    10.4
  Deposits...........................    7,624,185     7,228,516     5.5
  Shareholders' equity...............      818,169       745,915     9.7

Ratios:
  Return on average assets...........         1.60 %        1.42 %

  Return on average equity...........        18.74         17.81
  Average shareholders' equity
    to average assets................         8.52          7.96

  Risk-based capital ratios:
    Tier 1...........................         7.82          8.78
    Total............................        11.03         12.23
  Leverage...........................         6.36          6.44


  Net interest margin................         4.58          4.27
  Noninterest expense to net revenue.        51.86         55.75
  Noninterest income as a percent
    of net revenue...................        28.63         26.61

                              ARTHUR ANDERSEN LLP


                   Report of Independent Public Accountants

To the Shareholders and Board of Directors of Star Banc Corporation

     We have reviewed the accompanying condensed consolidated balance sheet of STAR BANC CORPORATION (an Ohio corporation) as of March 31, 1996, and the related condensed consolidated statements of income, changes in shareholders' equity, and cash flows for the three-month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Corporation's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Star Banc Corporation as of December 31, 1995 (not presented herein), and, in our report dated January 10, 1996, we expressed an unqualified opinion on that statement.
In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                      /s/ Arthur Andersen LLP

Cincinnati, Ohio
April 9, 1996

STAR BANC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

                                                            (Unaudited)
                                                             March 31,         December 31,
                                                               1996               1995
ASSETS:
Cash and Due From Banks.................................   $   428,302        $   463,693
Interest Bearing Deposits in Banks......................           100                100
Federal Funds Sold and Securities Purchased
  Under Agreements to Resell............................        11,990             22,400
Investment Securities:
  Available-for-Sale....................................     1,421,972          1,517,868
  Held-to-Maturity (market value of $182,956 at March
    31, 1996 and $186,064 at December 31, 1995).........       182,771            184,687
  Total Securities......................................     1,604,743          1,702,555
Loans:
  Commercial Loans......................................     2,322,896          2,234,847
  Real Estate Loans.....................................     2,592,584          2,576,186
  Retail Loans..........................................     2,291,271          2,213,036
    Total Loans.........................................     7,206,751          7,024,069
    Less: Unearned Interest.............................       100,669             98,288
                                                             7,106,082          6,925,781
          Allowance for Loan Losses.....................       109,416            106,909
    Net Loans...........................................     6,996,666          6,818,872
Premises and Equipment..................................       134,194            134,386
Acceptances - Customers' Liability......................        19,523             20,965
Other Assets............................................       413,987            410,361
    Total Assets........................................   $ 9,609,505        $ 9,573,332

LIABILITIES:
Deposits:
  Noninterest-Bearing Deposits..........................   $ 1,365,240        $ 1,371,888
  Interest-Bearing Deposits:
    Savings and NOW.....................................     2,004,979          2,014,356
    Time Deposits $100,000 and Over.....................       419,614            453,936
    All Other Deposits..................................     3,863,262          3,853,818
      Total Deposits....................................     7,653,095          7,693,998
Short-term Borrowings...................................       818,601            735,016
Long-term Debt..........................................       161,239            161,190
Acceptances Outstanding.................................        19,523             20,965
Other Liabilities.......................................       141,470            141,986
    Total Liabilities...................................     8,793,928          8,753,155

SHAREHOLDERS' EQUITY:
Preferred Stock:
  Shares Authorized - 1,000,000
  Shares Outstanding -  3,387 at March 31, 1996
    and 3,387 at December 31, 1995......................           281                281
Common Stock:
  Shares Authorized - 100,000,000
  Shares Issued - 30,160,458 at March 31, 1996
    and 30,160,458 at December 31, 1995.................       150,802            150,802
Surplus.................................................        76,651             76,937
Retained Earnings.......................................       623,241            599,005
Treasury Stock, at cost - 649,302 shares at March
  31, 1996 and 326,870 at December 31, 1995.............       (33,160)           (12,805)
Net Unrealized Gain/(Loss) on Securities................        (2,238)             5,957
    Total Shareholders' Equity..........................       815,577            820,177

    Total Liabilities and Shareholders' Equity..........   $ 9,609,505        $ 9,573,332

See Notes to Condensed Consolidated Financial Statements

STAR BANC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE PERIODS ENDED MARCH 31
(Unaudited)
(Dollars in thousands except per share data)

                                                First Quarter
                                                1996      1995
INTEREST INCOME:
Interest and Fees on Loans................... $152,157  $135,701
Interest on Investment Securities:
  Taxable....................................   25,586    34,948
  Non-Taxable................................      720       186
Interest on Federal Funds Sold and
  Securities Purchased Under
  Agreements to Resell.......................      221       355
Interest on Interest-Bearing Deposits........        1         1
  Total Interest Income......................  178,685   171,191

INTEREST EXPENSE:
Interest on Savings and NOW..................   10,942    10,814
Interest on Time Deposits $100,000 and Over..    6,072     8,449
Interest on Other Deposits...................   50,105    43,474
Interest on Short-Term Borrowings............   10,434    15,164
Interest on Long-Term Debt...................    2,759     2,542
  Total Interest Expense.....................   80,312    80,443

    Net Interest Income......................   98,373    90,748

Provision for Loan Losses....................    8,823     5,229

    Net Interest Income after
      Provision for Loan Losses..............   89,550    85,519

NONINTEREST INCOME:
Trust Income.................................   11,179     9,735
Service Charges on Deposits..................   13,134    10,438
Other Service Charges and Fees...............   11,184     9,017
Investment Securities Gains-Net..............       --     1,282
All Other Income.............................    4,294     2,722
  Total Noninterest Income...................   39,791    33,194

NONINTEREST EXPENSE:
Salaries.....................................   29,949    27,105
Pension and Other Employee Benefits..........    4,945     5,741
Equipment Expense............................    4,141     3,806
Occupancy Expense - Net......................    5,056     5,135
All Other Expense............................   27,999    27,768
  Total Noninterest Expense..................   72,090    69,555

INCOME BEFORE TAX............................   57,251    49,158
Income Tax...................................   19,123    16,392

NET INCOME................................... $ 38,128  $ 32,766

PER SHARE:
Primary Earnings............................. $   1.28  $   1.09
Fully Diluted Earnings.......................     1.28      1.09
Common Stock Cash Dividends Declared.........     0.47      0.40
Preferred Stock Cash Dividends Declared......     1.50      1.50

See Notes to Condensed Consolidated Financial Statements

STAR BANC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in Thousands)
(Unaudited)
                              Series B                                          Unrealized
                              Preferred  Common             Retained  Treasury  Gain/(Loss)       Total
                               Stock     Stock    Surplus   Earnings   Stock    on Securities    Equity
Balance, January 1, 1995.....$  2,466 $ 150,529 $  78,037 $ 510,268 $  (9,445) $     (13,637) $  718,218
 Net income..................                                32,766                               32,766
 Cash dividends declared
   on common stock...........                               (11,937)                             (11,937)
 Cash dividends declared
   on Series B Preferred
   Stock.....................                                   (37)                                 (37)
 Issuance of common stock
   and treasury shares.......                        (569)              1,138                        569
 Conversion of Series B
   Preferred Stock into
   common stock, including
   treasury stock issued.....    (397)               (440)                836                         (1)
 Purchase of treasury
   stock.....................                                            (553)                      (553)
 Shares reserved to meet
   deferred compensation
   obligations...............                         567                   9                        576
 Change in net unrealized
   gain/(loss) on securities
   available for sale........                                                          8,078       8,078

Balance, March 31, 1995......$  2,069 $ 150,529 $  77,595 $ 531,060 $  (8,015) $      (5,559) $  747,679

Balance, January 1, 1996.....$    281 $ 150,802 $  76,937 $ 599,005 $ (12,805) $       5,957  $  820,177
 Net income..................                                38,128                               38,128
 Cash dividends declared
   on common stock...........                               (13,887)                             (13,887)
 Cash dividends declared
   on Series B Preferred
   Stock.....................                                    (5)                                  (5)
 Issuance of common stock
   and treasury shares.......                      (1,334)              4,433                      3,099
 Conversion of Series B
   Preferred Stock into
   common stock, including
   treasury stock issued.....                                                                         --
 Purchase of treasury
   stock.....................                                         (24,686)                   (24,686)
 Shares reserved to meet
   deferred compensation
   obligations...............                         957                (102)                       855
 Amortization of stock
   awards granted............                          91                                             91
 Change in net unrealized
   gain/(loss) on securities
   available-for-sale........                                                         (8,195)     (8,195)

Balance, March 31, 1996......$    281 $ 150,802 $  76,651 $ 623,241 $ (33,160) $      (2,238) $  815,577

See Notes to Condensed Consolidated Financial Statements

STAR BANC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

                                                                Three Months Ended
                                                                      March 31
                                                                  1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                 $   38,128   $   32,766
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization..........................     9,567        7,754
      Provision for loan losses..............................     8,823        5,229
      Provision for deferred taxes...........................       676       10,720
      (Gain)/loss on sale of premises and equipment - net....       (57)         (95)
      (Gain)/loss on sale of securities - net................         -       (1,281)
      (Gain)/loss on sale of residential real estate loans...      (741)          22
      Proceeds from sale of mortgage loans ..................    98,905        9,105
      Mortgage Loans originated for sale on secondary market.   (95,397)      (7,994)
      Net change in other assets.............................    (7,235)     (64,263)
      Net change in other liabilities........................     1,275       14,990
        Total adjustments....................................    15,816      (25,813)
        Net cash provided by operating activities............    53,944        6,953

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of held-to-maturity securities....     9,063       35,268
  Proceeds from maturities of available-for-sale securities..    82,900       82,659
  Proceeds from sales of available-for-sale securities.......     5,529      373,759
  Purchase of held-to-maturity securities....................   (12,501)           -
  Purchase of available-for-sale securities..................    (1,466)      (3,912)
  Net change in loans........................................  (193,923)    (205,450)
  Proceeds from sales of loans...............................     3,575        3,579
  Proceeds from sales of premises and equipment..............       281          113
  Purchase of premises and equipment.........................    (3,607)      (5,229)
    Net cash provided by/(used in) investing activities......  (110,149)     280,787

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in deposits.....................................   (40,595)    (192,441)
  Net change in short-term borrowings........................    83,585     (209,527)
  Proceeds from issuance of common stock.....................     3,099          233
  Purchase of treasury stock.................................   (24,686)        (553)
  Conversion of preferred stock..............................         -           (1)
  Shares reserved to meet deferred compensation obligations..       946          576
  Dividends paid.............................................   (11,945)     (10,476)
    Net cash provided by/(used in) financing activities......    10,404     (412,189)
  Net change in cash and cash equivalents....................   (45,801)    (124,449)
  Cash and cash equivalents at beginning of year.............   486,193      486,112
  Cash and cash equivalents at March 31......................$  440,392   $  361,663


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for three months ended March 31                       1996         1995
    Interest.................................................$   89,300   $   77,657
    Income Taxes.............................................       255          211
  Noncash transfer of loans to other real estate owned.......       121          554

See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.  Basis of Presentation

These condensed consolidated financial statements have been prepared by Star Banc Corporation ("the Corporation") pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission.

   These condensed consolidated financial statements include the accounts of the Corporation and all of its subsidiaries and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported. All such adjustments are of a normal recurring nature.


Note 2.  Investment Securities

The following table summarizes unrealized gains and losses for held-to-maturity and available-for-sale securities at March 31, 1996 and December 31, 1995. (Dollars are in thousands)

                           ------------March 31, 1996------------    ------------December 31, 1995---------
                           Amortized      Unrealized         Fair    Amortized     Unrealized          Fair
                                Cost    Gains   Losses      Value         Cost   Gains    Losses      Value
                           ---------   ------   ------   --------    ---------   -----    ------   --------
Held-to-Maturity
Mortgage-backed
  securities              $  135,779 $     --  $ 1,044  $  134,735  $  144,701  $    --  $ 1,118  $  143,583
Obligations of state and
  political subdivisions      46,992    1,233        4      48,221      39,986    2,500        5      42,481
Other debt securities             --       --       --          --          --       --       --          --
  Total held-to-
     maturity securities  $  182,771  $ 1,233  $ 1,048  $  182,956  $  184,687  $ 2,500  $ 1,123  $  186,064

Available-for-Sale
U.S. Treasuries and
  agencies                $   16,324  $   294  $    14  $   16,604  $   18,933  $   419  $     4  $   19,348
Mortgage-backed
  securities               1,367,293   10,093   13,824   1,363,562   1,449,217   14,896    6,021   1,458,092
Other debt securities          1,435       7       --       1,442       1,435        9        1       1,443
Federal Reserve/FHLB
  stock and other
  equity securities           40,364      --       --      40,364      38,985       --       --      38,985
  Total available-for-
      sale securities     $1,425,416  $10,394  $13,838  $1,421,972  $1,508,570  $15,324  $ 6,026  $1,517,868

   As of March 31, 1996, the Corporation reported a net unrealized loss of $3.4 million for available-for-sale securities. For the first three months of 1996, the after-tax net unrealized gain/(loss) reported as a separate component of equity changed from an unrealized gain of $6.0 million to an unrealized loss of $2.2 million decreasing shareholders' equity $8.2 million.

   The following table presents the amortized cost and fair value of held-to-maturity and available-for-sale debt securities at March 31, 1996. (Dollars in thousands)
                                             Amortized               Fair
                                                  Cost              Value
Held-to-Maturity                             ---------          ---------
One year or less                            $   54,619         $   54,584
After one year through five years               95,780             95,582
After five years through ten years              25,628             25,880
After ten years                                  6,744              6,910
     Total                                  $  182,771         $  182,956

Available-for-Sale
One year or less                            $  383,219         $  382,304
After one year through five years              801,100            799,042
After five years through ten years             156,688            156,298
After ten years                                 44,045             43,964
     Total                                  $1,385,052         $1,381,608

Note: Maturity information related to mortgage-backed securities included above is presented based upon weighted average maturities anticipating future prepayments.

Note 3. Loans

The following table summarizes the composition of the loan portfolio, net of unearned interest, as of March 31, 1996 and December 31, 1995. (Dollars are in thousands)
                                               March 31,        December 31,
                                                 1996               1995
 Commercial loans:                             ---------         ---------
     Corporate loans                          $1,785,162        $1,697,350
     Asset-based lending                         222,758           220,346
     Commercial leasing                          245,359           240,699
     Industrial revenue bonds                     30,592            34,482
       Total commercial loans                  2,283,871         2,192,877
 Real estate loans:
     Residential mortgage                      1,249,588         1,243,718
     Commercial mortgage                       1,084,066         1,082,001
     Construction and land development           258,930           250,467
       Total real estate loans                 2,592,584         2,576,186
 Retail loans:
     Installment                               1,421,206         1,400,362
     Credit cards                                339,691           338,138
     Retail leasing                              468,730           418,218
       Total retail loans                      2,229,627         2,156,718
       Total loans, net of unearned interest  $7,106,082        $6,925,781


Note 4. Allowance for Loan Losses

A summary of the activity in the allowance for loan losses is shown in the following table. (Dollars are in thousands)

                                             Three Months Ended    Year Ended
                                                   March 31,      December 31,
                                                1996      1995         1995
                                              -------    ------      --------
Balance - beginning of period                $106,909   $95,979     $  95,979
  Loans charged-off                            (9,508)   (6,273)      (28,248)
  Recoveries on loans previously charged-off    3,192     4,363        14,077
      Net charge-offs                          (6,316)   (1,910)      (14,171)

  Provision charged to earnings                 8,823     5,229        25,101
Balance - end of period                      $109,416   $99,298      $106,909


                                      -11-
Note 5.  Impaired Loans

   The following table shows the Corporation's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 (as amended by SFAS No. 118) at March 31, 1996. (Dollars are in thousands)

                                    March 31, 1996        December 31, 1995
                                  Recorded  Valuation    Recorded  Valuation
                                Investment  Allowance  Investment  Allowance
Impaired Loans:                  ---------   --------   ---------   --------
 Valuation allowance required     $ 12,687     $2,564     $15,688     $3,922
 No valuation allowance required    19,304         --      14,171         --
     Total impaired loans         $ 31,991     $2,564     $29,859     $3,922

   The average recorded investment in impaired loans for the three months ended March 31, 1996 was $31 million, compared to $29 million for the same period in 1995. As a general policy, the Corporation applies both principal and interest payments received on impaired loans as a reduction of principal. No interest income was recognized on impaired loans for the first quarter of 1996 or 1995.


Note 6. Income Tax

The components of the net deferred tax liability included in the Corporation's consolidated balance sheets at March 31, 1996 and December 31, 1995 are shown in the following table. (Dollars are in thousands)

                                               March 31,     December 31,
                                                 1996            1995

Allowance for loan losses                      $  38,443       $  37,567
Deferred compensation                              3,077           2,522
Deferred loan fees                                 1,531           1,749
Unrealized loss on securities                      1,205              --
Intangible asset amortization                      1,226             845
Other                                              3,021           3,011
    Total deferred tax asset                      48,503          45,694

Leased assets                                    (60,372)        (55,343)
Fixed asset depreciation                          (5,379)         (5,379)
Pension liabilities                               (5,083)         (4,945)
Unrealized gain on securities                         --          (3,208)
Purchase accounting/intangible assets               (587)           (580)
Other                                             (2,985)         (2,818)
     Total deferred tax liability                (74,406)        (72,273)
      Net deferred tax asset/(liability)       $ (25,903)      $ (26,579)

The Corporation has not recorded a valuation reserve related to deferred tax assets.

Note 7. Noninterest Income and Other Noninterest Expense

The following are included in other service charges and fees, and all other income for the three months ended March 31, 1996 and 1995. (Dollars are in thousands)
                                          March 31,
                                       1996      1995
                                      ------    ------
Credit card fees                     $ 3,927   $ 3,286
ATM fees                               2,062     1,656
Mortgage banking income                1,831       940

The following are included in all other expense for the three months ended March 31, 1996 and 1995.
                                          March 31,
                                       1996      1995
                                      ------    ------
Amortization of intangible assets    $ 4,117   $ 2,977
Outside processing services            2,655     2,634
State taxes                            2,634     2,240
Marketing                              2,373     1,931
FDIC insurance                           856     3,929


Note 8.  Mortgage Servicing Rights

Effective January 1, 1996, the Corporation adopted Statement of Financial Accounting Standards No. 122 (SFAS No. 122), "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65." SFAS No. 122 now requires the Corporation to capitalize mortgage servicing rights on originated mortgage loans when the loans are sold or securitized and servicing is retained. When a mortgage loan is purchased or originated to be sold or securitized with servicing retained, the total cost of the loan is allocated to the mortgage servicing right and the loan based on their relative fair values. Under SFAS No. 122, capitalized servicing rights should be assessed for impairment based on the fair value of those rights. In addition, capitalized mortgage servicing rights should be stratified based on one or more predominant risk characteristics of the underlying loans and impairment should be recognized through a valuation allowance for each impaired stratum.

   The value of pre-SFAS No. 122 purchased mortgage servicing rights (PMSRs) was established using the amount of consideration paid, which is based on current market conditions at the time the loan was purchased. Beginning in 1996, the value of servicing rights is established based on the amount of consideration paid for loans purchased or pricing determined using a valuation model which calculates the present value of estimated future cash flows based on the market rate at the time of the loan for originated loans. Mortgage servicing rights are amortized as noninterest expense over the period in proportion with estimated net servicing income.

  For the purposes of impairment evaluation and measurement, mortgage servicing rights capitalized in 1996 are stratified based on fixed and variable rate products by 200 basis point rate bands, while pre-SFAS No. 122 PMSRs are measured separately. Quarterly impairment testing is performed using a discounted cash flow methodology assuming current national prepayment speeds and an 8.0 percent discount rate. Impairment will be recognized through a valuation allowance for each impaired stratum.

The following is a summary of mortgage servicing rights at March 31, 1996. (Dollars are in thousands)


Mortgage Servicing Rights               Amount

Balance at December 31, 1995           $ 6,819
   Amount capitalized                    1,404
   Amortization                           (268)
   Valuation allowance                      --
Balance at March 31, 1996              $ 7,955

Fair Value at March 31, 1996           $ 8,743

There was no valuation allowance established related to mortgage servicing rights at March 31, 1996.


Note 9.  Subsequent Event

  On April 10, 1996, Star Bank, N.A. ("the Bank"), the lead bank of the Corporation, signed a definitive agreement to acquire four Connersville, Indiana branch offices from National City Bank, Indiana. This transaction will be accounted for as a purchase, and accordingly, the assets acquired and liabilities assumed will be recorded at estimated fair value. In purchasing these branch offices, the Bank will acquire approximately $25 million in loans and $60 million in deposits for a premium of approximately $5 million. This transaction is expected to be consummated in July, 1996.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Net income of Star Banc Corporation ("the Corporation") for the quarter ended March 31, 1996, was $38,128,000, a 16.4 percent increase over the first quarter of 1995. Primary and fully diluted earnings per share were $1.28 for the first quarter of 1996, compared to $1.09 for the first quarter of 1995. This represents an increase of 17.4 percent for both primary and fully diluted earnings per share.

   Earnings results for the first quarter of 1996 reflect increases in net interest income and noninterest income. Included in the first quarter of 1995 was a $1.3 million gain on sale of $375 million in available-for-sale securities. Excluding the gain on sale of securities, net income would have increased 19.4 percent in the first quarter of 1996, compared to 1995. Also, fully diluted earnings per share would have increased 20.8 percent, excluding the gain in 1995.

   Return on average assets was 1.60 percent for the first quarter of 1996, compared to 1.42 percent for the same period in 1995. Return on average equity increased to 18.74 percent for the first quarter of 1995 compared to 17.81 percent in 1995.

   On April 10, 1996, Star Bank, N.A. ("the Bank"), the lead bank of the Corporation, signed a definitive agreement to acquire four Connersville, Indiana branch offices from National City Bank, Indiana. This transaction will be accounted for as a purchase, and accordingly, the assets acquired and liabilities assumed will be recorded at estimated fair value. In purchasing these branch offices, the Bank will acquire approximately $25 million in loans and $60 million in deposits for a premium of approximately $5 million. This transaction is expected to be consummated in July, 1996.


FINANCIAL CONDITION

Total assets at March 31, 1996 amounted to $9.61 billion up slightly from $9.57 billion at December 31, 1995. Total loans, net of unearned interest, increased to $7.11 billion at March 31, 1996, compared to $6.93 billion at December 31, 1995. The Corporation has experienced increases in loan volumes for most lending areas for the first three months of 1996, led by commercial loans up, $91 million or 4.2 percent, and retail loans up $73 million or 3.4 percent.

   Investment securities declined $98 million to $1.60 billion at March 31, 1996, compared to $1.70 billion at December 31, 1995. This decrease was due to scheduled maturities and paydowns on mortgage-backed securities. As of March 31, 1996, the Corporation's investment securities portfolio included $1.42 billion in securities classified as available-for-sale, a decline of $96 million from December 31, 1995, and $183 million classified as held-to-maturity. At March 31, 1996 the Corporation reported a net unrealized loss of $3.4 million on available-for-sale securities, with an offsetting decrease to shareholders' equity of $2.2 million (net of tax). For the first three months of 1996, the after-tax net unrealized gain/(loss) reported as a separate component of equity changed from an unrealized gain of $6.0 million to an unrealized loss of $2.2 million, decreasing equity $8.2 million.

   Deposits declined $41 million to $7.65 billion at March 31, 1996 from $7.69 billion at December 31, 1995. This decline was due primarily to a $34 million decrease in certificates of deposit and eurodollar deposits of $100,000 and over. As a result of declines in deposit rates over the last year, the Corporation has seen a continued shift in customer deposits from CDs, savings and NOW accounts into tiered rate money market accounts. For the first three months of 1996, money market deposit accounts increased $56 million, while small CDs and savings and NOW accounts decreased $47 million and $9 million, respectively. Noninterest-bearing deposits also declined slightly in the first quarter primarily as a result of seasonal factors. Due to the traditional increase in level of business activity during the fourth quarter of each year, demand deposits increase significantly. This seasonal buildup in demand deposits results in increases in cash and due from banks, and money market instruments. As business activity slows following the holiday season, demand deposits, money market instruments and cash and due from banks decline.


RESULTS OF OPERATIONS

Net interest income, the Corporation's principal source of earnings, increased $7.6 million or 8.4 percent in the first quarter of 1996, compared to the same period in 1995. The increase in 1996 was due to a change in the mix of earning assets, as loan growth has been funded from sales, maturities and principal pay downs in the investment portfolio. In addition, deposit growth from the Household branch acquisition in the third quarter of 1995 was used to pay down higher cost borrowed funds, therefore, reducing the cost of funding sources. Average loans were up $656 million or 10.4 percent, while investment securities declined $569 million or 25.5 percent in the first quarter of 1996, compared to the same period in 1995.

   Net interest margin increased 31 basis points to 4.58 percent in the first three months of 1996, compared to 4.27 percent for the same period in 1995. This increase was the result of a 24 basis point increase in yields on earning assets, primarily as a result of the change in mix of earning assets described above, in addition to a 7 basis point decline in the cost of supporting funds, also described above. Table 1 provides detailed information as to the average balances, interest income/expense and rates earned or paid by major balance sheet category.

   Net interest income after provision for loan losses was impacted by an increase in the provision for loan losses of $3.6 million in the first quarter of 1996, compared to 1995. As discussed further in the Asset Quality section, the provision has trended upward over the last twelve months due to the increases in loans outstanding and change in loan mix toward consumer loans. In addition, recoveries were lower in the first three months of 1996, compared to the prior year.

  Noninterest income continues to be a growing source of revenue, representing
28.6 percent of the Corporations tax-equivalent net revenues in the first three months of 1996, compared to 26.6 percent in the same period in 1995. Noninterest income was $39.8 million for the first three months of 1996, an increase of $6.6 million or 19.9 percent, from the $33.2 million reported for the same period of 1995. Excluding the $1.3 million gain on sale of securities in the first quarter of 1995, noninterest income increased $7.9 million or 24.7 percent in 1996, compared to the same period in 1995. Contributing to the improvement in noninterest income was a $2.7 million increase in service charges on deposits, due in part to the Household acquisition, and a $1.4 million increase in trust fees, as compared to the prior year. In addition, international, ATM and credit card fees increased 28.9 percent, 24.5 percent and 19.5 percent, respectively in the first quarter of 1996.

   Effective January 1, 1996 the Corporation adopted Statement of Financial Accounting Standards No. 122 (SFAS No. 122), "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65." SFAS No. 122 now requires a mortgage banking enterprise to capitalize mortgage servicing rights on originated mortgage loans, when the underlying loans are sold or securitized and the servicing is retained. The adoption of SFAS No. 122 resulted in approximately $800,000 in additional mortgage banking income for the first three months of 1996.

   Noninterest expense totaled $72.1 million in the first quarter of 1996, a 3.6 percent increase from $69.6 million for the same period of 1995. The increase in noninterest expenses in 1996 was due primarily to the Household acquisition. Increases related to Household include salaries, occupancy, equipment, supplies and amortization of intangibles. Somewhat offsetting these increases was a $3.1 million decrease in FDIC insurance due to the recent reductions in premium rates. However, federal legislation is pending that would assess banks a one-time insurance premium on deposits insured by the Savings Association Insurance Fund (SAIF). If this legislation passes, the Corporation's assessment could range from $6 million to $11 million (pre-tax). The Corporation's noninterest expense ratio declined sharply for the first quarter of 1996 to 51.9 percent, compared to 55.8 percent for the same period of 1995. Compared to the first quarter of 1995 net revenue increased 11.4 percent, while noninterest expenses were up only 3.6 percent.

   The Corporation's effective tax rate for the three months ended March 31, 1996 and 1995 amounted to 33.4 percent.

TABLE 1 AVERAGE BALANCE SHEETS AND AVERAGE RATES
(dollars in thousands)

                                          First Quarter, 1996                First Quarter, 1995
                                         Daily               Average        Daily               Average
                                       Average   Interest       Rate      Average   Interest       Rate
                                      ---------  --------     ------     ---------  --------    -------
ASSETS:
Commercial loans.....................$2,228,950 $  48,239     8.70 %    $2,085,415 $  47,734     9.27 %
Real estate loans.................... 2,565,329    54,030     8.43       2,404,714    48,997     8.16
Retail loans......................... 2,191,901    50,345     9.22       1,839,998    39,674     8.70
     Total loans..................... 6,986,180   152,614     8.76       6,330,127   136,405     8.69
Taxable investment securities........ 1,613,371    25,586     6.34       2,211,196    34,948     6.32
Non-taxable investment securities....    48,542     1,097     9.07          19,236       302     6.29
Federal funds sold and securities
  purchased under agreements to
  resell.............................    15,269       221     5.82          22,236       355     6.47
Interest-bearing deposits in banks...       100         1     5.02             100         1     4.48
     Total interest-earning assets... 8,663,462 $ 179,519     8.31 %     8,582,895 $ 172,011     8.07 %
Cash and due from banks..............   482,329                            391,161
Allowance for loan losses............  (109,119)                           (99,053)
Other assets.........................   562,363                            498,730
     Total assets....................$9,599,035                         $9,373,733


LIABILITIES AND SHAREHOLDERS' EQUITY:
Savings and NOW......................$1,994,905 $  10,942     2.21 %    $1,975,471 $  10,814     2.22 %
Money market deposit accounts........   957,647     9,262     3.89         663,410     5,374     3.29
Time deposits $100,000 and over......   436,966     6,072     5.59         592,983     8,449     5.78
Time deposits under $100,000......... 2,935,550    40,843     5.60       2,899,355    38,100     5.33
Short-term borrowings................   845,880    10,434     4.96       1,120,281    15,164     5.49
Long-term debt.......................   161,220     2,759     6.85         166,491     2,542     6.19
     Total interest-bearing
       liabilities................... 7,332,168 $  80,312     4.40 %     7,417,991 $  80,443     4.40 %
Noninterest-bearing deposits......... 1,299,117                          1,097,297
Other liabilities....................   149,581                            112,530
Shareholders' equity.................   818,169                            745,915
     Total liabilities and
       shareholders' equity..........$9,599,035                         $9,373,733


Net interest margin..................                         4.58 %                             4.27 %
Interest rate spread.................                         3.91                               3.67

Note:  Interest and average rate are presented on a fully-taxable equivalent basis.  Taxable equivalent amounts are calculated utilizing a marginal federal income tax rate of 35 percent for 1996 and 1995.
       The total of nonaccruing loans is included in average amount outstanding.

ASSET QUALITY

As of March 31, 1996, the allowance for loan losses was $109.4 million or 1.54 percent of loans, net of unearned interest. This compares to an allowance of $106.9 million or 1.54 percent of loans, net of unearned interest, at December 31, 1995. The allowance as a percentage of nonperforming loans declined slightly to 286 percent at March 31, 1996 compared to 289 percent at December 31, 1995 and 296 percent at March 31, 1995.

   Table 2 provides a summary of activity in the allowance for loan losses account by type of loan. As shown in that table, net charge-offs totaled $6.3 million in the first quarter of 1996, a $4.4 million increase over the first quarter of 1995. Annualized net charge-offs as a percentage of average outstanding loans increased also to 0.36 percent for the first quarter of 1996, compared to 0.12 percent for the same period in 1995.

   The amount of net charge-offs and percentage of charge-offs to average loans were at historically low levels in the first quarter of 1995 and have trended upward over the last twelve months primarily in the retail and commercial loan areas. This increase is a result of higher levels of loans outstanding and a change in loan mix toward consumer loans. Net charge-offs for retail loans increased $2.8 million in the first quarter of 1996, compared to the prior year, as net charge-offs on credit cards increased $1.6 million in 1996 due to
higher loan volumes and an increase in customer base.   In addition,  net
charge-offs on commercial loans were $2.3 million in the first quarter of 1996, compared to $223,000 for the same period in 1995. This was due in part to a large recovery received in 1995. These results continue to reflect the Corporation's commitment to maintaining strict credit standards.

   As shown in Tables 2 and 3, nonperforming assets levels increased $4.9 million to $40.8 million at March 31, 1996, compared to $35.9 million at March 31, 1995. Nonperforming assets were up slightly in the first quarter of 1996. Although nonperforming assets and nonperforming loans have increased, they have not increased as rapidly as net charge-offs since most retail loans are charged-off before becoming classified as a nonperforming loan. The percentage of nonperforming loans to end-of-period loans increased slightly to 0.54 percent, compared to 0.52 at March 31, 1996 and relatively flat with December 31, 1995. Loans past-due 90 days or more and still accruing interest increased $2.0 million in the first three months of 1996, and $3.2 million compared to March 31, 1995. These increases occurred within the commercial loan and retail loan portfolios.

    The specific valuation allowance recorded on impaired loans, as prescribed by Statement of Financial Accounting Standards No. 114 (as amended by SFAS No.
118), is included in the total allowance for loan losses. In addition to the valuation allowance on impaired loans, the adequacy of the total allowance for
loan losses is monitored on   a continual basis and is based on management's
evaluation of several key factors: the quality of the current loan portfolio, current economic conditions, evaluation of significant problem loans, an analysis of periodic internal loan reviews, delinquency trends and ratios, changes in the mix and levels of various loan types, historical charge-off and recovery experience and other pertinent information. These estimates are reviewed continually and, as adjustments become necessary, they are reported in earnings in the period in which they become known. It is management's opinion that the allowance for loan losses at March 31, 1996 was adequate to absorb all anticipated losses in the loan portfolio as of that date.

   The recorded investment in impaired loans at March 31, 1996 was $32.0 million with a related valuation allowance calculated under SFAS No. 114 of $2.6 million.

TABLE 2 SUMMARY OF LOAN LOSS EXPERIENCE
(Dollars in thousands)

                                              First Quarter
                                            1996         1995
                                         ---------    ----------
Average loans - net of unearned
  interest...........................  $ 6,986,180   $ 6,330,127

Allowance for loan losses:

  Balance - beginning of period......  $   106,909   $    95,979

  Charge-offs:
    Commercial.......................       (3,527)       (2,257)
    Real estate......................         (278)       (1,077)
    Retail...........................       (5,703)       (2,939)

      Total charge-offs..............       (9,508)       (6,273)

  Recoveries:
    Commercial.......................        1,181         2,034
    Real estate......................          149           437
    Retail...........................        1,862         1,892

      Total recoveries...............        3,192         4,363

        Net charge-offs..............       (6,316)       (1,910)

  Provision charged to earnings......        8,823         5,229

  Balance - end of period............  $   109,416   $    99,298


Ratio of net charge-offs to average
  loans - net of unearned interest...         0.36%         0.12%

TABLE 3 NONPERFORMING ASSETS
(Dollars in thousands)


                                    March 31,       December 31,      March 31,
                                       1996            1995             1995
                                    ---------       ----------      -----------
Loans on nonaccrual status.....   $    38,212     $     36,875     $     33,519

Loans which have been
  renegotiated.................            86               87               35

  Total nonperforming loans....        38,298           36,962           33,554

Other real estate owned........         2,479            3,006            2,317


  Total nonperforming assets...   $    40,777     $     39,968     $     35,871


Percentage of nonperforming
  loans to loans* .............          0.54%            0.53%            0.52%


Percentage of nonperforming
  assets to loans* and other
  real estate owned............          0.57%            0.58%            0.56%


Loans past due 90 days
  or more......................   $     9,711     $      7,750     $      6,489


*  Net of unearned interest.

TABLE 4 COMPOSITION OF NONPERFORMING LOANS
(Dollars in thousands)

                              ----------------March 31, 1996----------------   --------------December 31, 1995---------------
                              ---------Nonperforming Loans--------- 90 Days    ---------Nonperforming Loans--------- 90 Days
                                                                       or                                               or
                                Non-   Restruc-          Percentage   More       Non-   Restruc-          Percentage   More
                              accrual   tured    Total   of Loans   Past-Due   accrual   tured    Total   of Loans   Past-Due
                               ------   ------   -----    -------   --------    ------   ------   ------  ---------  --------
Commercial:
  Corporate.................. $24,537      $86  $24,623      1.36%   $1,925    $23,371      $87  $23,458      1.35%     $958
  Asset-based lending........   1,569       --    1,569      0.70        --         --       --       --        --        --
  Commercial leasing.........     192       --      192      0.08        --        216       --      216      0.09        --

    Total commercial loans...  26,298       86   26,384      1.16     1,925     23,587       87   23,674      1.08       958

Real estate loans:
  Residential................   4,223       --    4,223      0.34     2,566      5,618       --    5,618      0.45     2,589
  Commercial mortgage........   5,144       --    5,144      0.47     1,423      5,722       --    5,722      0.53       949
  Construction/land
    development..............      99       --       99      0.04       364         99       --       99      0.04       433

    Total real estate loans..   9,466       --    9,466      0.37     4,353     11,439       --   11,439      0.44     3,971

Retail loans:
  Installment................   1,378       --    1,378      0.10       542        978       --      978      0.07       962
  Credit cards...............     823       --      823      0.24     2,803        743       --      743      0.22     1,822
  Retail leasing.............     247       --      247      0.05        88        128       --      128      0.03        37

    Total retail loans.......   2,448       --    2,448      0.11     3,433      1,849       --    1,849      0.09     2,821

    Total loans.............. $38,212      $86  $38,298      0.54 %  $9,711    $36,875      $87  $36,962      0.53 %  $7,750


LIQUIDITY, CAPITAL RESOURCES and CASH FLOWS

To ensure that adequate funds are always available to meet unexpected customer demands for funds, such as high levels of deposit withdrawals or loan demand, or other aspects of the banking business, the Corporation has succeeded in developing and maintaining a large stable base of core funding from customers based in its local market areas. By policy, the Corporation limits the amount each banking subsidiary can borrow, subject to the Corporation's ability to borrow funds in the capital markets in an efficient and cost effective manner. The Corporation's lead bank, Star Bank N.A. (the Bank), is a member of the Federal Home Loan Bank of Cincinnati, and in 1995 began issuing national market retail certificates of deposits, however, there were no such CDs outstanding at March 31, 1996. In 1994, the Bank prepared an offering circular in order to issue bank notes of up to $500 million with terms that can vary from 30 days to 30 years. Currently, the Bank has not issued any notes under this offering circular. In addition to these funding alternatives, the Corporation maintains a presence in the national fed funds, repurchase agreement, certificate of deposit and Eurodollar markets.

   In the third quarter of 1995, the Corporation prepared a private placement memorandum in order to issue commercial paper notes up to a maximum aggregate amount of $100 million, with maturities of up to 270 days. The proceeds of the notes from the commercial paper program are used for general corporate purposes and to provide funding to Star Banc Finance, Inc. There is currently $77 million in commercial paper outstanding at March 31, 1996. The Corporation's consolidated long-term debt, which includes senior and promissory notes, remained at $161 million for the first three months of 1995.

   In 1994, the board of directors of the Corporation approved a common stock buyback program to purchase up to one million shares of common stock over the next three years. In January of 1996, the board of directors approved the purchase of an additional two million shares under the buyback program over the next three years. The repurchased shares are held as treasury shares for reissue in connection with conversion of preferred shares, employee stock options and other corporate purposes. Through March 31, 1996, the Corporation has repurchased a total of 1,289,000 shares under the buyback program, of which 465,000 had not yet been reissued.

   Total shareholders' equity decreased $5 million in the first three months to $816 million at March 31, 1996. This decrease was the result of a $8.2 million decline in the unrealized gain/(loss) on available-for- sale securities, in addition to a $20 million increase in treasury stock related to buyback activity, in the first three months of 1996. The Corporation also raised its quarterly dividend rate per common share from $0.40 in 1995 to $0.47 in 1996, a
17.5 percent increase.

   Banking industry regulators define minimum capital requirements for banks and bank holding companies. The Corporation's tier 1 and total risk-based capital ratios at March 31, 1996 were 7.82 percent and 11.03 percent, respectively, well above the minimum requirements of 4.0 percent for tier 1 capital to risk-weighted assets and 8.0 percent for total capital to risk-weighted assets. These compare to tier 1 and total ratios of 7.97 percent and 11.23 percent at December 31, 1995. Regulatory authorities have also established a minimum adjusted equity-to-average quarterly assets ("leverage") ratio of 3.00 percent. As of March 31, 1996 the Corporation's leverage ratio was 6.36 percent compared to 6.23 percent at December 31, 1995. The slight decreases in the Corporation's tier 1 and total capital ratios in the first quarter of 1996 were due to an increase in risk-weighted assets in addition to high volume of buyback activity which resulted in a slight decline in tier 1 equity.

                           PART II.  OTHER INFORMATION


 ITEMS 1. through 5. are not applicable.


 ITEM  6.  Exhibits and Reports on Form 8-K

            (A)  Exhibits filed:
                 Exhibit 11 - Computation of earnings per share
                 Exhibit 27 - Financial Data Schedule

            (B) No Current Reports on Form 8-K were filed by the Corporation in the first quarter of 1996.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        STAR BANC CORPORATION

   May 15, 1996                         /s/ Jerry A. Grundhofer
  -------------                         ------------------------
      Date                              Jerry A. Grundhofer
                                        Chairman, President, and Chief
                                        Executive Officer


   May 15, 1996                         /s/ David M. Moffett
  -------------                         ------------------------
      Date                              David M. Moffett
                                        Executive Vice President
                                        and Chief Financial Officer