Form 10-Q
period 1996-06-30
STAR BANC CORP /OH/
filed 1996-08-14
CIK 36678

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended      June 30, 1996

                                     OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from                  to

                           Commission File Number 0-7601
                           -----------------------------

                              STAR BANC CORPORATION
                              ---------------------
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

  29,212,249  common shares, par value $5, outstanding at July 31, 1996

STAR BANC CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 1996

                                                                   Page
Table of Contents                                                Number
- -----------------------------------------------------------------------

Part I. Financial Information:

        Financial Highlights..........................................3
        Report of Independent Public Accountants......................4

        Item 1. Financial Statements:
                Condensed Consolidated Financial Statements.......5 - 8
                Notes to Condensed Consolidated Financial
                Statements.......................................9 - 14
        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations.............15 - 24

Part II. Other Information:

        Item 1. Legal Proceedings..................................none
        Item 2. Changes in Securities..............................none
        Item 3. Defaults Upon Senior Securities....................none
        Item 4. Submission of Matters to a Vote of Security
                Holders............................................none
        Item 5. Other Information..................................none
        Item 6. Exhibits and Reports on Form 8-K.....................25

Signatures...........................................................25

PART I.  FINANCIAL INFORMATION
FINANCIAL HIGHLIGHTS
(Dollars in thousands except per share data)


                                                Second Quarter                       Year through June
                                                                Percent                              Percent
                                           1996          1995    Change          1996         1995    Change

Net income..........................$     39,770  $     33,770    17.8 %  $     77,898  $    66,536    17.1 %

Per share:
  Primary earnings..................$       1.34  $       1.12    19.6 %  $       2.62  $      2.21    18.6 %
  Fully diluted earnings............        1.34          1.12    19.6            2.62         2.21    18.6
  Common stock dividends declared...        0.47          0.40    17.5            0.94         0.80    17.5
  Preferred dividends declared......        1.50          1.50      --            3.00         3.00      --
  Book value per common share.......       27.99         25.75     8.7           27.99        25.75     8.7
  Market value per common share.....       67.38         46.00    46.5           67.38        46.00    46.5

Average balances:
  Total assets......................$  9,660,899  $  9,205,663     4.9 %  $  9,629,967  $ 9,289,234     3.7 %
  Earning assets....................   8,739,604     8,411,133     3.9       8,701,533    8,496,540     2.4
  Loans, net of unearned interest...   7,167,637     6,602,060     8.6       7,076,908    6,466,845     9.4
  Deposits..........................   7,604,713     6,999,418     8.6       7,614,449    7,113,334     7.0
  Shareholders' equity..............     831,229       769,377     8.0         824,699      757,711     8.8

Ratios:
  Return on average assets.........        1.66 %        1.47 %                  1.63 %       1.44 %
  Return on average equity.........       19.24         17.61                   19.00        17.71
  Average shareholders' equity
    to average assets..............        8.60          8.36                    8.56         8.16

  Risk-based capital ratios:
    Tier 1.........................        7.77          8.84                    7.77         8.84
    Total..........................       10.92         12.21                   10.92        12.21
  Leverage.........................        6.44          6.84                    6.44         6.84

  Net interest margin..............        4.69          4.44                    4.64         4.35
  Noninterest expense to net revenue.     51.85         53.96                   51.86        54.85
  Noninterest income as a percent
    of net revenue.................       29.29         26.39                   28.97        26.50

                           STAR BANC CORPORATION AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Dollars in thousands)


                                                         (Unaudited)
                                                           June 30,          December 31,
                                                             1996               1995
ASSETS:
Cash and Due From Banks..................................$   411,398        $   463,693
Money Market Investments..................................    19,375             22,500
Investment Securities:
  Available-for-Sale...................................... 1,323,776          1,517,868
  Held-to-Maturity(market value of $174,713 at June 30,
    1996 and $186,064 at December 31, 1995)...............   174,897            184,687
  Total Securities........................................ 1,498,673          1,702,555
Loans:
  Commercial Loans........................................ 2,367,829          2,234,847
  Real Estate Loans....................................... 2,591,972          2,576,186
  Retail Loans............................................ 2,390,276          2,213,036
    Total Loans........................................... 7,350,077          7,024,069
    Less: Unearned Interest...............................   107,560             98,288
                                                           7,242,517          6,925,781
          Allowance for Loan Losses.......................   112,585            106,909
    Net Loans............................................. 7,129,932          6,818,872
Premises and Equipment....................................   133,463            134,386
Acceptances - Customers' Liability........................    18,786             20,965
Other Assets..............................................   401,176            410,361
    Total Assets.........................................$ 9,612,803        $ 9,573,332

LIABILITIES:
Deposits:
  Noninterest-Bearing Deposits...........................$ 1,359,912        $ 1,371,888
  Interest-Bearing Deposits:
    Savings and NOW....................................... 1,088,208          2,014,356
    Time Deposits $100,000 and Over.......................   396,953            453,936
    All Other Deposits.................................... 4,720,793          3,853,818
      Total Deposits...................................... 7,565,866          7,693,998
Short-term Borrowings.....................................   914,885            735,016
Long-term Debt............................................   161,287            161,190
Acceptances Outstanding...................................    18,786             20,965
Other Liabilities.........................................   132,867            141,986
    Total Liabilities..................................... 8,793,691          8,753,155

SHAREHOLDERS' EQUITY:
Preferred Stock:
  Shares Authorized - 1,000,000
  Shares Outstanding -  301 at June 30, 1996
    and 3,387 at December 31, 1995........................        25                281
Common Stock:
  Shares Authorized - 100,000,000
  Shares Issued - 30,160,458 at June 30, 1996
    and 30,160,458 at December 31, 1995...................   150,802            150,802
Surplus...................................................    76,052             76,937
Retained Earnings.........................................   649,273            599,005
Treasury Stock, at cost - 895,522 shares at June
  30, 1996 and 326,870 at December 31, 1995...............   (50,473)           (12,805)
Net Unrealized Gain/(Loss) on Available-for-sale Securitie    (6,567)             5,957
    Total Shareholders' Equity............................   819,112            820,177

    Total Liabilities and Shareholders' Equity...........$ 9,612,803        $ 9,573,332

See Notes to Condensed Consolidated Financial Statements

                                    STAR BANC CORPORATION AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                         FOR THE PERIODS ENDED JUNE 30
                                                   (Unaudited)
                                 (Dollars in thousands except per share data)

                                           Second Quarter            Six Months
                                           1996      1995         1996      1995
INTEREST INCOME:
Interest and Fees on Loans..............$155,598  $145,572     $307,755  $281,273
Interest on Investment Securities:
  Taxable................................ 24,083    29,125       49,669    64,073
  Non-Taxable............................    742       193        1,462       379
Interest on Money Market Investments.....    197       121          419       477
  Total Interest Income..................180,620   175,011      359,305   346,202

INTEREST EXPENSE:
Interest on Savings and NOW.............. 10,356    10,723       21,298    21,537
Interest on Time Deposits
  $100,000 and Over......................  5,573     6,510       11,645    14,959
Interest on Other Deposits............... 48,738    46,241       98,843    89,715
Interest on Short-Term Borrowings........ 10,965    15,967       21,399    31,131
Interest on Long-Term Debt...............  3,445     2,970        6,204     5,512
  Total Interest Expense................. 79,077    82,411      159,389   162,854

    Net Interest Income..................101,543    92,600      199,916   183,348

Provision for Loan Losses................  8,700     6,924       17,523    12,153

    Net Interest Income after
      Provision for Loan Losses.......... 92,843    85,676      182,393   171,195

NONINTEREST INCOME:
Trust Income............................. 11,618    10,279       22,797    20,014
Service Charges on Deposits.............. 13,532    10,501       26,666    20,939
Other Service Charges and Fees........... 12,339    10,010       23,523    19,027
Investment Securities Gains-Net..........     (4)      (98)          (4)    1,184
All Other Income.........................  4,919     2,820        9,213     5,542
  Total Noninterest Income............... 42,404    33,512       82,195    66,706

NONINTEREST EXPENSE:
Salaries................................. 30,093    27,340       60,042    54,445
Pension and Other Employee Benefits......  5,263     4,411       10,208    10,152
Equipment Expense........................  4,208     4,088        8,349     7,894
Occupancy Expense - Net..................  5,403     5,226       10,459    10,361
All Other Expense........................ 30,095    27,454       58,094    55,222
  Total Noninterest Expense.............. 75,062    68,519      147,152   138,074

INCOME BEFORE TAX........................ 60,185    50,669      117,436    99,827
Income Tax............................... 20,415    16,899       39,538    33,291

NET INCOME..............................$ 39,770  $ 33,770     $ 77,898  $ 66,536

PER SHARE:
Primary Earnings........................$   1.34  $   1.12     $   2.62  $   2.21
Fully Diluted Earnings...................   1.34      1.12         2.62      2.21
Common Stock Cash Dividends Declared.....   0.47      0.40         0.94      0.80
Preferred Stock Cash Dividends Declared..   1.50      1.50         3.00      3.00

See Notes to Condensed Consolidated Financial Statements

                           STAR BANC CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Dollars in Thousands)
                                          (Unaudited)

                           Series B                                            Unrealized
                           Preferred  Common              Retained  Treasury   Gain/(Loss)     Total
                             Stock     Stock    Surplus   Earnings   Stock    on Securities    Equity
Balance, January 1, 1995....$  2,466 $ 150,529 $  78,037 $ 510,268 $  (9,445) $   (13,637) $  718,218

Net income..................                                66,536                             66,536
Cash dividends declared
  on common stock...........                               (23,912)                           (23,912)
Cash dividends declared
  on Series B Preferred
  Stock.....................                                   (64)                               (64)
Issuance of common stock
  and treasury shares.......               273       822               1,623                    2,718
Conversion of Series B
  Preferred Stock into
  common stock, including
  treasury stock issued.....  (1,029)             (1,228)              2,256                       (1)
Purchase of treasury
  stock.....................                                            (553)                    (553)
Shares reserved to meet
  deferred compensation
  obligations...............                         758                  (5)                     753
Change in net unrealized
  gain/(loss) on securities
  available for sale........                                                        8,686       8,686
Balance, June 30, 1995......$  1,437 $ 150,802 $  78,389 $ 552,828 $  (6,124) $    (4,951) $  772,381

Balance, January 1, 1996....$    281 $ 150,802 $  76,937 $ 599,005 $ (12,805) $     5,957  $  820,177

Net income.................                                 77,898                             77,898
Cash dividends declared
  on common stock...........                               (27,625)                           (27,625)
Cash dividends declared
  on Series B Preferred
Stock.....................                                      (5)                                (5)
Issuance of common stock
  and treasury shares.......                      (1,700)              6,608                    4,908
Conversion of Series B
  Preferred Stock into
  common stock, including
  treasury stock issued.....    (256)               (587)                843                       --

Purchase of treasury
  stock.....................                                         (44,990)                 (44,990)
Shares reserved to meet
  deferred compensation
  obligations...............                       1,219                (129)                   1,090
Amortization of stock
  awards granted............                         183                                          183
Change in net unrealized
  gain/(loss) on securities
  available-for-sale........                                                      (12,524)    (12,524)
Balance, June 30, 1996......$     25 $ 150,802 $  76,052 $ 649,273 $ (50,473) $    (6,567) $  819,112


See Notes to Condensed Consolidated Financial Statements

STAR BANC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
                                                                Six Months Ended
                                                                    June 30
                                                               1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                               $   77,898   $   66,536
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization.........................   19,382       15,483
      Provision for loan losses.............................   17,523       12,153
      Provision for deferred taxes..........................      588        9,182
      (Gain)/loss on sale of premises and equipment - net...     (165)        (162)
      (Gain)/loss on sale of securities - net...............        4       (1,184)
      (Gain)/loss on sale of residential real estate loans..   (1,344)          85
      Proceeds from sale of mortgage loans .................  196,573       26,373
      Mortgage Loans originated for sale on secondary market (163,208)     (42,576)
      Net change in other assets............................    1,889      (53,260)
      Net change in other liabilities.......................   (4,772)       2,473
        Total adjustments...................................   66,470      (31,433)
        Net cash provided by operating activities...........  144,368       35,103

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of held-to-maturity securities...   33,611       83,000
  Proceeds from maturities of available-for-sale securities.  174,085       96,584
  Proceeds from sales of available-for-sale securities......      491      422,623
  Purchase of held-to-maturity securities...................  (23,946)      (1,831)
  Purchase of available-for-sale securities.................   (2,491)      (6,064)
  Net change in loans....................................... (377,253)    (453,323)
  Proceeds from sales of loans..............................   15,047        5,135
  Proceeds from sales of premises and equipment.............      768        1,203
  Purchase of premises and equipment........................   (7,333)     (10,562)
                                                                    -            -
    Net cash provided by/(used in) investing activities..... (187,021)     136,765

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in deposits.................................... (127,824)    (379,061)
  Net change in short-term borrowings.......................  179,869      126,934
  Principal payments on long-term debt......................        -       (3,340)
                                                                    -            -
  Proceeds from issuance of common stock....................    4,908        1,095
  Purchase of treasury stock................................  (44,990)        (553)
  Conversion of preferred stock.............................        -           (1)
  Shares reserved to meet deferred compensation obligations.    1,090          753
  Dividends paid............................................  (25,820)     (10,476)
    Net cash provided by/(used in) financing activities.....  (12,767)    (264,649)
  Net change in cash and cash equivalents...................  (55,420)     (92,781)
  Cash and cash equivalents at beginning of year............  486,193      486,112
  Cash and cash equivalents at June 30.....................$  430,773   $  393,331


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for six months ended June 30                         1996         1995
    Interest...............................................$  167,328   $  154,133
    Income Taxes............................................   18,433       23,382
  Noncash transfer of loans to other real estate owned......      121          655

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


Note 2.  Investment Securities

The following table summarizes unrealized gains and losses for held-to-maturity and available-for-sale securities at June 30, 1996 and December 31, 1995. (Dollars are in thousands)

                                  June 30, 1996                           December 31, 1995
                      -------------------------------------    ---------------------------------------
                      Amortized      Unrealized        Fair    Amortized      Unrealized         Fair
                           Cost   Gains    Losses      Value         Cost   Gains    Losses      Value
                       --------  ------   -------    -------     --------  ------   -------   --------
HELD-TO-MATURITY
Mortgage-backed
  securities         $  124,440  $   --   $ 1,032  $ 123,408    $ 144,701  $   --   $ 1,118  $ 143,583
Obligations of
 state and political
 subdivisions            50,457     852         4     51,305       39,986    2,500        5     42,481
Other debt securities        --      --        --         --           --       --       --         --
                      ---------  ------   -------   --------    ---------   ------   ------   --------
  Total held-to-
  maturity securities$  174,897  $  852   $ 1,036  $ 174,713    $ 184,687  $ 2,500  $ 1,123  $ 186,064
                      =========   =====    ======   ========     ========   ======  =======   ========
AVAILABLE-FOR-SALE
U.S. Treasuries and
  agencies           $   16,058  $  183   $    67  $  16,174    $  18,933  $   419  $    4  $   19,348
Mortgage-backed
  securities          1,275,079   7,277    17,499  1,264,857    1,449,217   14,896   6,021   1,458,092
Other debt securities     1,434       4         1      1,437        1,435        9       1       1,443
Federal Reserve/FHLB
  stock and other
  equity securities      41,308      --        --     41,308       38,985       --      --      38,985
                      ---------   -----    ------  ---------    ---------   ------   -----   ---------
  Total available-for-
   sale securities   $1,333,879  $7,464   $17,567 $1,323,776   $1,508,570  $15,324  $6,026  $1,517,868
                     ==========   =====    ======  =========    =========   ======   =====   =========


   As of June 30, 1996 the Corporation reported a net unrealized loss of $10.1 million for available-for-sale securities. For the first six months of 1996, the after-tax net unrealized gain/(loss) reported as a separate component of equity changed from an unrealized gain of $5.9 million to an unrealized loss of $6.6 million decreasing shareholders' equity $12.5 million.

   The following table presents the amortized cost and fair value of held-to-maturity and available-for-sale debt securities at June 30, 1996. (Dollars in thousands)
                                         Amortized               Fair
Held-to-Maturity                              Cost              Value
                                          --------           --------
One year or less                         $  49,242          $  49,298
After one year through five years         89,836             89,470
After five years through ten years          25,509             25,465
After ten years                             10,310             10,480
                                          --------           --------
   Total                                 $ 174,897          $ 174,713
                                          ========           ========
Available-for-Sale

One year or less                         $ 299,750          $ 297,454
After one year through five years          781,466            775,299
After five years through ten years         161,436            160,166
After ten years                             49,919             49,549
                                         ---------           --------
     Total                              $1,292,571         $1,282,468
                                         =========          =========

Note: Maturity information related to mortgage-backed securities included above is presented based upon weighted average maturities anticipating future prepayments.

Note 3. Loans

The following table summarizes the composition of the loan portfolio, net of unearned interest, as of June 30, 1996 and December 31, 1995. (Dollars are in thousands)

                                    June 30,     December 31,
                                      1996            1995
 Commercial loans:
    Corporate loans               $1,799,281      $1,697,350
    Asset-based lending              256,819         220,346
    Commercial leasing               245,343         240,699
    Industrial revenue bonds          27,800          34,482
                                   ---------       ---------
      Total commercial loans       2,329,243       2,192,877

 Real estate loans:
    Residential mortgage           1,198,889       1,243,718
    Commercial mortgage            1,118,554       1,082,001
    Construction and
      land development               274,529         250,467
                                   ---------       ---------
      Total real estate loans      2,591,972       2,576,186

 Retail loans:
    Installment                    1,457,528       1,400,362
    Credit cards                     356,489         338,138
    Retail leasing                   507,285         418,218
                                   ---------       ---------
      Total retail loans           2,321,302       2,156,718

      Total loans, net of
        unearned interest         $7,242,517      $6,925,781


Note 4. Allowance for Loan Losses

A summary of the activity in the allowance for loan losses is shown in the following table. (Dollars are in thousands)
                                 Six Months Ended       Year Ended
                                     June 30,          December 31,
                                   1996        1995           1995

Balance - beginning of period $ 106,909    $ 95,979      $  95,979
  Loans charged-off             (19,318)    (14,077)       (28,248)
  Recoveries on loans
    previously charged-off        7,471       8,984         14,077
                                --------    --------       --------
     Net charge-offs            (11,847)     (5,093)       (14,171)

  Provision charged to earnings  17,523      12,153         25,101
                                -------     -------        -------
Balance - end of period        $112,585    $103,039       $106,909
                                =======     =======        =======

Note 5.  Impaired Loans

The following table shows the Corporation's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 (as amended by SFAS No. 118) at June 30, 1996.
(Dollars are in thousands)
                            June 30, 1996         December 31, 1995
                       Recorded   Valuation     Recorded    Valuation
                     Investment   Allowance   Investment    Allowance
Impaired Loans:
Valuation allowance
  required             $ 11,202     $ 2,903     $ 15,688       $3,922
No valuation allowance
  required               18,078          --       14,171           --
                       --------      ------      -------        -----
Total impaired loans   $ 29,280      $2,903      $29,859       $3,922

   The average recorded investment in impaired loans for the six months ended June 30, 1996 was $30 million, compared to $28 million for the same period in 1995. As a general policy, the Corporation applies both principal and interest payments received on impaired loans as a reduction of principal. No interest income was recognized on impaired loans in the first six months of 1996 or 1995.


Note 6. Income Tax

The components of the net deferred tax liability included in the Corporation's consolidated balance sheets at June 30, 1996 and December 31, 1995 are shown in the following table. (Dollars are in thousands)
                                         June 30,        December 31,
                                            1996              1995

Allowance for loan losses              $  39,552            $ 37,567
Deferred compensation                      3,187               2,522
Intangible asset amortization              1,629                 845
Deferred loan fees and costs               1,477               1,749
Unrealized loss on securities              3,536                  --
Other                                      3,048               3,011
  Total deferred tax asset                52,429              45,694

Leased assets                            (64,226)            (55,343)
Fixed asset depreciation                  (5,379)             (5,379)

Pension liabilities                       (5,233)             (4,945)
Unrealized gain on securities                 --              (3,208)
FHLB stock dividends                      (1,379)             (1,038)
Purchase accounting/intangible assets       (424)               (580)
Other                                     (1,779)             (1,780)
   Total deferred tax liability          (78,420)            (72,273)
   Net deferred tax asset/(liability)   $(25,991)           $(26,579)

The Corporation has not recorded a valuation reserve related to deferred tax assets.

Note 7. Noninterest Income and Other Noninterest Expense

The following are included in other service charges and fees, and all other income for the three months and six months ended June 30, 1996 and 1995. (Dollars are in thousands)
                                    Three Months       Six Months
                                    1996     1995     1996     1995
                                  ------   ------   ------   ------
Credit card fees                  $4,652   $3,754   $8,579   $7,040
ATM fees                           2,264    1,845    4,326    3,501
Mortgage banking income            1,981      924    3,812    1,864

The following are included in all other expense for the three months and six months ended June 30, 1996 and 1995.
                                    Three Months       Six Months
                                    1996     1995     1996     1995
                                  ------   ------   ------   ------
Amortization of intangible assets $4,222   $2,962   $8,339   $5,939
Outside processing services        2,903    2,451    5,558    5,085
State taxes                        2,765    2,224    5,399    4,464
Marketing                          2,116    2,094    4,489    4,025
FDIC insurance                       935    3,929    1,791    7,858


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

   The value of pre-SFAS No. 122 purchased mortgage servicing rights (PMSRs) was established using the amount of consideration paid, which is based on current market conditions at the time the loan was purchased. Beginning in 1996, the value of servicing rights is established based on either the amount of consideration paid for loans purchased or pricing determined using a valuation model which calculates the present value of estimated future cash flows based on the market rate at the time of the loan for originated loans. Mortgage servicing rights are amortized as noninterest expense over their estimated lives the period in proportion with estimated net servicing income.

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

The following is a summary of mortgage servicing rights at June 30, 1996. (Dollars are in thousands)


Mortgage Servicing Rights                        Amount

Balance at December 31, 1995                    $ 6,819
   Amount capitalized                             2,271
   Amortization                                    (642)
   Valuation allowance                               --
Balance at June 30, 1996                        $ 8,448

Fair Value at June 30, 1996                    $ 10,464


There was no valuation allowance established related to mortgage servicing rights at June 30, 1996.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


OVERVIEW

Net income of Star Banc Corporation ("the Corporation") for the quarter ended June 30, 1996, was $39,770,000, a 17.8 percent increase over the second quarter of 1995. Net income for the first six months of 1996 was $77,898,000, a 17.1 percent increase compared to the same period in 1995. Primary and fully diluted earnings per share were $1.34 for the second quarter of 1996, compared to $1.12 for the second quarter of 1995. This represents an increase of 19.6 percent for both primary and fully diluted earnings per share. For the first half of 1996 earnings per share were $2.62 on both a primary and fully-diluted basis, an increase of 18.6 percent compared to the first half of 1995. Earnings results for the second quarter of 1996 are a result of a 9.7 percent increase in net interest income, as reflected by a 25 basis point increase in net interest margin, and a 26.5 percent increase in noninterest income. The increase in noninterest income was a result of double digit percentage increases in all major lines of business including trust, retail deposits, credit cards, international, ATM service, cash management and mortgage banking.

   Return on average assets was 1.66 percent for the second quarter of 1996, and 1.63 percent for the first half of 1996, compared to 1.47 percent and 1.44 percent, respectively, for the same periods in 1995. Return on average equity increased to
19.24 percent for the second quarter and 19.00 percent for the first half of 1996, compared to 17.61 percent and 17.71 percent for the same periods in 1995.

   On July 26, 1996, Star Bank, N.A. ("the Bank"), acquired four Connersville, Indiana branch offices from National City Bank, Indiana. This transaction was accounted for as a purchase, and accordingly, the assets acquired and liabilities assumed will be recorded at estimated fair value. In purchasing these branch offices, the Bank acquired $24 million in loans and $63 million in deposits for a premium of $5 million.


FINANCIAL CONDITION

Total assets at June 30, 1996 amounted to $9.61 billion, up slightly from $9.57 billion at December 31, 1995. Total loans, net of unearned interest, increased to $7.24 billion at June 30, 1996, compared to $6.93 billion at December 31, 1995. The Corporation has experienced increases in loan volumes for most lending areas for the first six months of 1996, led by retail loans up $165 million or 7.6 percent and commercial loans and leasing up $136 million or 6.2 percent. Residential mortgage loans declined $45 million or 3.6 percent in the first six months on 1996, as the Corporation is selling a larger percentage of loan origination's into the secondary market and using the decline in the current portfolio to help fund growth in other loan areas.

   Investment securities declined $204 million to $1.50 billion at June 30, 1996, compared to $1.70 billion at December 31, 1995. This decrease was due to scheduled maturities and paydowns on mortgage-backed securities. As of June 30, 1996, the Corporation's investment securities portfolio included $1.32 billion in securities classified as available
- -for-sale, a decline of $194 million from December 31, 1995, and $175 million classified as held-to-maturity. At June 30, 1996 the Corporation reported a net unrealized loss of $10.1 million on available-for-sale securities, with an offsetting decrease to shareholders' equity of $6.6 million (net of tax). For the first six months of 1996, the after-tax net unrealized gain/(loss) reported as a separate component of equity changed from an unrealized gain of $5.9 million to an unrealized loss of $6.6 million, decreasing equity $12.5 million.

   Deposits declined $128 million to $7.57 billion at June 30, 1996 from $7.69 billion at December 31, 1995. This was due primarily to decreases in certificates of deposits ("CDs"), as small CDs declined $92 million and jumbo CDs and eurodollar deposits declined $57 million in the first six months of 1996. As CDs have matured into a lower rate environment over the last year, the Corporation has seen a continued shift in customer deposits from CDs into tiered rate money market accounts or other higher yielding nonbank products. Core deposit levels were up slightly over the first six months of 1996, as demand deposits, savings, NOW and money market deposit accounts increased $21 million. Demand deposits declined $12 million in the first half of 1996 primarily as a result of seasonal factors. Due to the traditional increase in level of business activity during the fourth quarter of each year, demand deposits increase significantly. This seasonal buildup in demand deposits results in increases in cash and due from banks, and money market instruments. As business activity slows following the holiday season, demand deposits, money market instruments and cash and due from banks decline.

   Short-term borrowings increased $180 million in the first half of 1996, to $915 million at June 30, 1996. This increase was the result of loan growth exceeding maturities and paydowns of securities, as well as, funding to replace the decline in CDs over the first six months of 1996.


RESULTS OF OPERATIONS

Net interest income, the Corporation's principal source of earnings, increased $8.9 million or 9.7 percent in the second quarter and $16.6 million or 9.0 percent for the first half of 1996, compared to the same periods in 1995. The increase in 1996 was due to a change in the mix of earning assets, as loan growth has been funded in part from sales, maturities and principal pay downs in the investment portfolio. In addition, deposit growth from the Household branch acquisition in the third quarter of 1995 was used to pay down higher cost borrowed funds, reducing the cost of funding sources. Average loans were up $610 million or 9.4 percent, while investment securities declined $405 million or 20.1 percent for the first six months of 1996, compared to the same period in 1995. Included in the second quarter results was $680,000 in interest expense related to the call during the quarterof the Corporation's senior debt which was prepaid in July, 1996.

   Net interest margin increased 25 basis points to 4.69 percent in the second quarter of 1996, compared to 4.44 percent for the same period in 1995. For the first six months of 1996 net interest margin has increased 29 basis points to 4.64 percent, as compared to the same period in 1995. The increase in net interest margin for 1996 was the result of increases in yields on earning assets, primarily as a result of the change in mix of earning assets described above, in addition to declines in the cost of supporting funds from the improved mix of funding sources. Tables 1 and 2 provide detailed information as to the average balances, interest income/expense and rates earned or paid by major balance sheet category.

   Net interest income after provision for loan losses was impacted by an increase in the provision for loan losses of $1.8 million in the second quarter and $5.4 million for the first half of 1996, compared to 1995. As discussed further in the Asset Quality section, the provision has trended upward over the last twelve months due to the increases in loans outstanding and consumer loan charge-offs, in addition to a overall change in loan mix toward consumer loans. Additionally, recoveries have been lower in the first six months of 1996, compared to the prior year.

  Noninterest income continues to be a growing source of revenue for the Corporation, representing 29.3 percent of tax-equivalent net revenues in the second quarter and 29.0 percent of net revenues for the first half of 1996, compared to 26.4 percent and 26.5 percent, respectively, in the same periods in 1995. Noninterest income increased 26.5 percent to $42.4 million in the second quarter of 1996, compared to $33.5 million for the second quarter of 1995. For the first six months of 1996 noninterest income totaled $82.2 million, an increase of 23.2 percent, as compared to the first six months of 1995. Excluding a $1.3 million gain on sale of securities in 1995, noninterest income increased $16.7 million or 25.5 percent in the first half of 1996. Contributing to the improvement in noninterest income in second quarter was a $3.0 million increase in service charges on deposits, due in part to the Household acquisition, a $1.3 million increase in trust fees and a $1.1 million increase in mortgage banking income, as compared to the prior year. In addition, fees from annuity sales, ATM services and credit cards increased 111.7 percent, 22.7 percent and 23.9 percent, respectively, in the second quarter of 1996.

    Effective January 1, 1996 the Corporation adopted Statement of Financial Accounting Standards No. 122 (SFAS No. 122), "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65." SFAS No. 122 now requires a mortgage banking enterprise to capitalize mortgage servicing rights on originated mortgage loans, when the underlying loans are sold or securitized and the servicing is retained. The adoption of SFAS No. 122 resulted in approximately $1.5 million in additional mortgage banking income for the first half of 1996.

  Noninterest expense totaled $75.1 million in the second quarter of 1996, a 9.5 percent increase from $68.5 million for the same period of 1995. For the first half of 1996, noninterest expenses were up 6.6 percent to $147.2 million. The increase in noninterest expenses in 1996 was due in part to the Household acquisition. Increases related to Household include salaries, occupancy, equipment, supplies and amortization of intangibles. Somewhat offsetting these increases was a $3.0 million decrease for the second quarter and $6.1 million decrease in the first six months of 1996 in FDIC insurance due to the 1995 reductions in premium rates. However, federal legislation is pending that would assess banks a one-time insurance premium on deposits insured by the Savings Association Insurance Fund (SAIF). If this legislation is enacted, the Corporation's assessment could range from $6 million to $11 million (pre-tax).

   The Corporation's noninterest expense ratio declined significantly for the second quarter of 1996 to 51.9 percent, compared to 54.0 percent for the same period of 1995. For the first six months of 1996, the noninterest expense ratio declined almost 300 basis points to 51.9 percent, compared to 54.9 percent in 1995. Compared to the second quarter and first half of 1995, net revenue has increased 14.0 percent and 12.7 percent, respectively, while noninterest expenses were up only
9.5 percent and 6.6 percent.

   The Corporation's effective tax rate for the second quarter and first half of 1996, was 33.9 percent and 33.7 percent, respectively, up slightly from 33.4 percent for the same periods in 1995.


ASSET QUALITY

As of June 30, 1996, the allowance for loan losses was $112.6 million or 1.55 percent of loans, net of unearned interest.
This compares to an allowance of $106.9 million or 1.54 percent of loans, net of unearned interest, at December 31, 1995. The allowance as a percentage of nonperforming loans increased slightly to 298 percent at June 30, 1996 compared to 289 percent at December 31, 1995.

TABLE 1 AVERAGE BALANCE SHEETS AND AVERAGE RATES
(dollars in thousands)
                                           Second Quarter, 1996               Second Quarter, 1995
                                        Daily               Average        Daily               Average
                                       Average    Interest   Rate         Average    Interest   Rate
ASSETS:
Commercial loans.....................$2,303,431 $  49,830     8.70 %    $2,170,551 $  50,385     9.31 %
Real estate loans.....................2,588,620    54,473     8.42       2,517,039    53,158     8.45
Retail loans..........................2,275,586    51,723     9.12       1,914,470    42,800     8.96
     Total loans......................7,167,637   156,026     8.73       6,602,060   146,343     8.88
Taxable investment securities.........1,507,359    24,083     6.39       1,787,189    29,125     6.52
Non-taxable investment securities.....   50,421     1,130     8.99          14,593       281     7.69
Money market investments..............   14,187       197     5.57           7,291       121     6.66
     Total interest earning assets....8,739,604 $ 181,436     8.33 %     8,411,133 $ 175,870     8.37 %
Cash and due from banks...............  479,501                            400,895
Allowance for loan losses............. (113,010)                          (103,284)
Other assets..........................  554,804                            496,919
     Total assets....................$9,660,899                         $9,205,663


LIABILITIES AND SHAREHOLDERS' EQUITY:
Savings and NOW......................$1,890,429 $  10,356     2.20 %    $1,928,262 $  10,723     2.23 %
Money market deposit accounts.........1,085,036     9,929     3.68         675,870     6,014     3.57
Time deposits $100,000 and over.......  417,524     5,573     5.37         437,248     6,510     5.97
Time deposits under $100,000..........2,881,657    38,809     5.42       2,839,259    40,227     5.68
Short-term borrowings.................  919,972    10,965     4.79       1,128,631    15,967     5.67
Long-term debt........................  161,264     3,445     8.55         166,161     2,970     7.17
     Total interest bearing
        liabilities...................7,355,882 $  79,077     4.32 %     7,175,431 $  82,411     4.60 %
Noninterest bearing deposits..........1,330,067                          1,118,779
Other liabilities.....................  143,721                            142,076
Shareholders' equity..................  831,229                            769,377
     Total liabilities and
       shareholders' equity..........$9,660,899                         $9,205,663


Net interest margin..................                         4.69 %                             4.44 %
Interest rate spread.................                         4.01                               3.77

Note:  Interest and average rate are presented on a fully-taxable equivalent basis.  Taxable equivalent amounts are calculated utilizing marginal federal income tax rate of 35 percent. The total of nonaccruing loans is included in average amount outstanding.

                                           -18-

TABLE 2 AVERAGE BALANCE SHEETS AND AVERAGE RATES
(dollars in thousands)

                                             Six Months, 1996                   Six Months, 1995
                                        Daily               Average        Daily               Average
                                       Average   Interest    Rate         Average   Interest    Rate
ASSETS:
Commercial loans.....................$2,266,190 $  98,069     8.70 %    $2,128,218 $  98,119     9.29 %
Real estate loans.....................2,576,974   108,503     8.43       2,461,187   102,155     8.31
Retail loans..........................2,233,744   102,068     9.17       1,877,440    82,474     8.83
     Total loans......................7,076,908   308,640     8.75       6,466,845   282,748     8.78
Taxable investment securities.........1,560,365    49,669     6.37       1,998,021    64,073     6.42
Non-taxable investment securities.....   49,482     2,227     9.03          16,902       583     6.90
Interest bearing deposits in banks....   14,778       419     5.70          14,772       477     6.51
     Total interest earning assets....8,701,533 $ 360,955     8.32 %     8,496,540 $ 347,881     8.22 %
Cash and due from banks...............  480,915                            396,055
Allowance for loan losses............. (111,064)                          (101,180)
Other assets..........................  558,583                            497,819
     Total assets....................$9,629,967                         $9,289,234


LIABILITIES AND SHAREHOLDERS' EQUITY:
Savings and NOW......................$1,942,666 $  21,298     2.20 %    $1,951,736 $  21,537     2.23 %
Money market deposit accounts.........1,021,342    19,191     3.78         669,675    11,388     3.43
Time deposits $100,000 and over.......  427,245    11,645     5.48         514,686    14,959     5.86
Time deposits under $100,000..........2,908,604    79,652     5.51       2,869,140    78,327     5.51
Short-term borrowings.................  882,926    21,399     4.87       1,124,479    31,131     5.58
Long-term debt........................  161,242     6,204     7.70         166,325     5,512     6.68
     Total interest bearing
        liabilities...................7,344,025 $ 159,389     4.36 %     7,296,041 $ 162,854     4.50 %
Noninterest bearing deposits..........1,314,592                          1,108,097
Other liabilities.....................  146,651                            127,385
Shareholders' equity..................  824,699                            757,711
     Total liabilities and
       shareholders' equity..........$9,629,967                         $9,289,234


Net interest margin..................                         4.64 %                             4.35 %
Interest rate spread.................                         3.96                               3.72

Note:  Interest and average rate are presented on a fully-taxable equivalent basis.  Taxable equivalent amounts are calculated utilizing marginal federal income tax rate of 35 percent. The total of nonaccruing loans is included in average amount outstanding.

 Table 3 provides a summary of activity in the allowance for loan losses account by type of loan. As shown in that table, net charge-offs totaled $5.5 million in the second quarter of 1996, a $2.3 million increase over the second quarter of 1995. Net charge-offs for the first six months of 1996 were $11.8 million, compared to $5.1 million for the first half of 1995. Annualized net charge-offs as a percentage of average outstanding loans were also up, increasing to 0.31 percent for the second quarter of 1996, compared to 0.19 percent for the same period in 1995. However, this is down slightly from 0.36 percent in the first quarter of 1996.

  The amount of net charge-offs and percentage of net charge-offs to average loans were at historically low levels in the first half of 1995 and have trended upward over the last twelve months primarily in the retail loan area. The increase in net charge-offs has also been a result of higher levels of loans outstanding and a change in loan mix toward consumer loans. In addition, the industry has seen an upward trend in consumer loan charge-offs over recent quarters. Net charge-offs for retail loans increased $3.1 million in the second quarter and $5.9 million for the first six months of 1996, as compared to the same periods in 1995. Net charge-offs on credit cards were up $2.0 million in the second quarter and $3.6 million for the first half of 1996 due in part to higher loan volumes and an increase in customer base. Net charge-off levels on credit cards for the Corporation have remained below national averages in 1996. Net charge-offs on commercial loans were $1.2 million in the second quarter of 1996, down $1.3 million compared to the second quarter of 1995. This was due in part to a large recovery received in the second quarter of 1996.

   As shown in Tables 4 and 5,  nonperforming asset levels increased
$3.5 million to $39.3 million at June 30, 1996, compared to $35.8 million at June 30, 1995. However, nonperforming assets were down slightly compared to December 31, 1995. Although nonperforming assets and nonperforming loans have increased since the second quarter of 1995, they have not increased as rapidly as net charge-offs since most retail loans are charged-off before becoming classified as a nonperforming loan. The percentage of nonperforming loans to end-of-period loans increased slightly to 0.52 percent, compared to 0.50 at June 30, 1995, but is down one basis point since December 31, 1995. Loans past-due 90 days or more and still accruing interest increased $2.0 million in the first six months of 1996, and $3.1 million compared to June 30, 1995. These increases occurred within both the commercial loan and retail loan portfolios.

    The specific valuation allowance recorded on impaired loans, as prescribed by Statement of Financial Accounting Standards No. 114
(as amended by SFAS No. 118), is included in the total allowance for loan losses. In addition to the valuation allowance on impaired loans, the adequacy of the total allowance for loan losses is monitored on a continual basis and is based on management's evaluation of several key factors: the quality of the current loan portfolio, current economic conditions, evaluation of significant problem loans, an analysis of periodic internal loan reviews, delinquency trends and ratios, changes in the mix and levels of various loan types, historical charge-off and recovery experience and other pertinent information. These estimates are reviewed continually and, as adjustments become necessary, they are reported in earnings in the period in which they become known. It is management's opinion that the allowance for loan losses at June 30, 1996 was adequate to absorb all anticipated losses in the loan portfolio as of that date.
   The recorded investment in impaired loans at June 30, 1996 was $29.3 million with a related valuation allowance calculated under SFAS No. 114 of $2.9 million.

TABLE 3 SUMMARY OF LOAN LOSS EXPERIENCE
(Dollars in thousands)


                                   Second Quarter            Six Months
                                  1996        1995        1996        1995

Average loans - net of
 unearned interest...........$ 7,167,637 $ 6,602,060 $ 7,076,908 $ 6,466,845

Allowance for loan losses:

  Balance - beginning
   of period.................$   109,416 $    99,298 $   106,909 $    95,979

  Charge-offs:
    Commercial...............     (3,269)     (4,814)     (6,796)     (7,071)

    Real estate..............       (349)        (92)       (627)     (1,169)

    Retail...................     (6,192)     (2,898)    (11,895)     (5,837)

      Total charge-offs......     (9,810)     (7,804)    (19,318)    (14,077)

  Recoveries:
    Commercial...............      2,062       2,356       3,243       4,390

    Real estate..............        285         506         434         943

    Retail...................      1,932       1,759       3,794       3,651

      Total recoveries.......      4,279       4,621       7,471       8,984

        Net charge-offs......     (5,531)     (3,183)    (11,847)     (5,093)

  Provision charged to earnings    8,700       6,924      17,523      12,153


  Balance - end of period....$   112,585 $   103,039 $   112,585 $   103,039




Ratio of net charge-offs to
 average loans - net of
 unearned interest...........      0.31%       0.19%       0.34%       0.16%


TABLE 4 NONPERFORMING ASSETS
(Dollars in thousands)


                                     June 30,       December 31,       June 30,
                                       1996            1995              1995
Loans on nonaccrual status.....   $    37,676     $     36,875     $     33,823

Loans which have been
  renegotiated.................            82               87               33


  Total nonperforming loans....        37,758           36,962           33,856

Other real estate owned........         1,564            3,006            1,963


  Total nonperforming assets...   $    39,322     $     39,968     $     35,819


Percentage of nonperforming
  loans to loans* .............          0.52%            0.53%            0.50%


Percentage of nonperforming
  assets to loans* and other
  real estate owned............          0.54%            0.58%            0.53%



Loans past due 90 days
  or more......................   $     9,705     $      7,750     $      6,556


*  Net of unearned interest.

TABLE 5 COMPOSITION OF NONPERFORMING LOANS
(Dollars in thousands)

                                        June 30, 1996                                    December 31, 1996
                                  Nonperforming Loans          90 Days             Nonperforming Loans          90 Days
                                                                  or                                               or
                           Non-   Restruc-          Percentage   More       Non-   Restruc-          Percentage   More
                         accrual   tured    Total   of Loans   Past-Due   accrual   tured    Total   of Loans   Past-Due
Commercial:
  Corporate..............$23,646      $82  $23,728      1.24 %  $2,210    $23,371      $87  $23,458      1.20 %    $958
  Commercial leasing.....  1,103       --    1,103      0.45        --        216       --      216      0.09        --
    Total commercial
     loans                24,749       82   24,831      1.07     2,210     23,587       87   23,674      1.08       958

Real estate loans:
  Residential............  5,244       --    5,244      0.44     2,950      5,618       --    5,618      0.45     2,589
  Commercial mortgage....  3,784       --    3,784      0.34       727      5,722       --    5,722      0.53       949
  Construction/land
    development..........     --       --       --        --       418         99       --       99      0.04       433
    Total real estate
     loans                 9,028       --    9,028      0.35     4,095     11,439       --   11,439      0.44     3,971

Retail loans:
  Installment............  2,197       --    2,197      0.15       487        978       --      978      0.07       962
  Credit cards...........  1,377       --    1,377      0.39     2,798        743       --      743      0.22     1,822
  Retail leasing.........    325       --      325      0.06       115        128       --      128      0.03        37
    Total retail loans...  3,899       --    3,899      0.17     3,400      1,849       --    1,849      0.09     2,821

    Total loans..........$37,676      $82  $37,758      0.52 %  $9,705    $36,875      $87  $36,962      0.53 %  $7,750

LIQUIDITY AND CAPITAL RESOURCES

To ensure that adequate funds are always available to meet unexpected customer demands for funds, such as high levels of deposit withdrawals or loan demand, or other aspects of the banking business, the Corporation has succeeded in developing and maintaining a large stable base of core funding from
customers based in its local market areas.   By policy, the
Corporation limits the amount its banking subsidiary can borrow, subject to the Corporation's ability to borrow funds in the capital markets in an efficient and cost effective manner. Star Bank N.A. (the Bank), is a member of the Federal Home Loan Bank of Cincinnati and is able to issue national market retail and institutional incertificates of deposits as a funding source.
In 1994, the Bank prepared an offering circular in order to issue bank notes of up to $500 million with terms that can vary from 30 days to 30 years. Currently, the Bank has not issued any notes under this offering circular. In addition to these funding alternatives, the Corporation has maintained in the past year, a presence in the national fed funds, repurchase agreement, certificate of deposit and Eurodollar markets.

   In the third quarter of 1995, the Corporation prepared a private placement memorandum in order to issue commercial paper notes up to a maximum aggregate amount of $150 million, with maturities of up to 270 days. The proceeds of the notes from the commercial paper program are used for general corporate purposes and to provide funding to Star Banc Finance, Inc. There is currently $75 million in commercial paper outstanding at June 30, 1996. The Corporation's consolidated long-term debt, which includes senior and promissory notes, remained at $161 million for the first six months of 1996. At the end of June, 1996 the Corporation called its senior debt which was prepaid in July. At June 30, 1996 there was $12.8 million in senior notes outstanding.

   In 1994, the board of directors of the Corporation approved a common stock buyback program to purchase up to one million shares of common stock over the next three years. In January of 1996, the board of directors approved the purchase of an additional two million shares under the buyback program over the next three years. The repurchased shares are held as treasury shares for reissue in connection with conversion of preferred shares, employee stock options and other corporate purposes. Through June 30, 1996, the Corporation has repurchased a total of 1,588,000 shares under the buyback program, of which 708,000 had not yet been reissued.

   Total shareholders' equity decreased $1 million in the first six months to $819 million at June 30, 1996. This decrease was the result of a $12.5 million decline in the net unrealized gain/(loss) on available-for- sale securities, in addition to a $37 million increase in treasury stock related to buyback activity, in the first six months of 1996. The Corporation also raised its quarterly dividend rate per common share from $0.40 in 1995 to $0.47 in 1996, a 17.5 percent increase.


   The Corporation's tier 1 and total risk-based capital ratios at June 30, 1996 were 7.77 percent and 10.92 percent, respectively, well above the regulatory defined minimum requirements of 4.0 percent for tier 1 capital to risk-adjusted assets and 8.0 percent for total capital to risk-adjusted assets. These compare to tier 1 and total ratios of 7.97 percent and 11.23 percent at December 31, 1995. Regulatory authorities have also established a minimum adjusted equity-to-average quarterly assets ("leverage") ratio of 3.00 percent. As of June 30, 1996 the Corporation's leverage ratio was 6.44 percent up slightly from 6.23 percent at December 31, 1995. The slight decreases in the Corporation's tier 1 and total capital ratios in the second quarter of 1996 were due to an increase in risk-adjusted assets in addition to high volume of buyback activity which resulted in a slight decline in tier 1 equity.

PART II.  OTHER INFORMATION


ITEMS 1. through 5. are not applicable.


ITEM  6.  Exhibits and Reports on Form 8-K

          (A)  Exhibits filed:

               Exhibit 11 - Computation of earnings per share

               Exhibit 27 - Financial Data Schedule



          (B)  No Current Report on Form 8-K  were filed by the
               Corporation in the second quarter of 1996.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   STAR BANC CORPORATION


  August 13,                                        /s/ Jerry A. Grundhofer
- ------------------                                  -------------------------
      Date                                           Jerry A. Grundhofer
                                                     Chairman, President, and
                                                      Chief Executive Officer



  August 13,                                        /s/ David M. Moffett
- ----------------                                    --------------------------
     Date                                           David M. Moffett
                                                    Executive Vice President
                                                    and Chief Financial Officer