Form 10-Q
period 1996-09-30
STAR BANC CORP /OH/
filed 1996-11-14
CIK 36678

STAR BANC CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 1996

                                                                        Page
Table of Contents                                                      Number

Part I.  Financial Information:
          Financial Highlights..............................................3
          Report of Independent Public Accountants..........................4
          Item 1. Financial Statements:
             Condensed Consolidated Financial Statements................5 - 8
             Notes to Condensed Consolidated Financial Statements......9 - 14
          Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................15 - 25

Part II. Other Information:
          Item 1. Legal Proceedings......................................none
          Item 2. Changes in Securities..................................none
          Item 3. Defaults Upon Senior Securities........................none
          Item 4. Submission of Matters to a Vote of Security Holders....none
          Item 5. Other Information......................................none
          Item 6. Exhibits and Reports on Form 8-K.........................26

Signatures.................................................................26

PART I.  FINANCIAL INFORMATION
FINANCIAL HIGHLIGHTS
(Dollars in thousands, except per share data)

                                                       Third Quarter                Year through September 30,
                                                                     Percent                              Percent
                                              1996          1995     Change         1996         1995     Change

Net income...............................$     38,217  $     34,197    11.8 %  $    116,115  $   100,733    15.3 %

Per share:
  Primary earnings.......................$       1.30  $       1.14    14.0 %  $       3.92  $      3.35    17.0 %
  Fully diluted earnings.................        1.30          1.14    14.0            3.92         3.34    17.4
  Common dividends declared..............        0.47          0.40    17.5            1.41         1.20    17.5
  Preferred dividends declared...........          --          1.50      --            3.00         4.50   (33.3)
  Book value per common share............       28.85         26.35     9.5           28.85        26.35     9.5
  Market value per common share..........       85.13         53.50    59.1           85.13        53.50    59.1

Average balances:
  Total assets...........................$  9,667,317  $  9,507,859     1.7 %  $  9,642,508  $ 9,362,910     3.0 %
  Earning assets.........................   8,833,357     8,638,367     2.3       8,745,795    8,544,335     2.4
  Loans, net of unearned interest........   7,331,866     6,793,289     7.9       7,162,514    6,576,855     8.9
  Deposits...............................   7,634,497     7,482,081     2.0       7,621,182    7,237,600     5.3
  Total shareholders' equity.............     837,283       788,224     6.2         828,924      767,994     7.9

Ratios:
  Return on average assets...............        1.57 %        1.43 %                  1.61 %       1.44 %
  Return on average equity...............       18.16         17.21                   18.71        17.54
  Average total shareholders' equity
    to average total assets..............        8.66          8.29                    8.60         8.20

  Risk-based capital ratios:
    Tier 1...............................        7.66          7.73                    7.66         7.73
    Total................................       10.74         11.01                   10.74        11.01
  Leverage - average assets(a)...........        6.57          6.10                    6.57         6.10

  Net interest margin....................        4.91          4.53                    4.73         4.41
  Noninterest expense to net revenue.....       53.49         54.22                   52.43        54.64
  Noninterest income as a percent
    of net revenue.......................       29.06         24.70                   29.00        25.89

  (a) - defined by regulatory authorities as tier 1 equity to the current quarters adjusted average assets

                              ARTHUR ANDERSEN LLP


                   Report of Independent Public Accountants


To the Shareholders and Board of Directors of Star Banc Corporation:

     We have reviewed the accompanying condensed consolidated balance sheet of STAR BANC CORPORATION (an Ohio corporation) as of September 30, 1996, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1996 and 1995, and the condensed consolidated statements of changes in shareholders' equity and cash flows for the nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Corporation's management.

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

Cincinnati, Ohio
   October 9, 1996

STAR BANC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

                                                     (Unaudited)
                                                     September 30,    December 31,
                                                        1996             1995
ASSETS:
Cash and Due From Banks.............................$   455,536      $   463,693
Money Market Investments............................     25,100           22,500
Investment Securities:
  Available-for-Sale................................  1,268,031        1,517,868
  Held-to-Maturity(market value of $176,557 at
    September 30, 1996 and $186,064 at December 31,
    1995............................................    176,897          184,687
  Total Securities..................................  1,444,928        1,702,555
Loans:
  Commercial Loans..................................  2,476,379        2,234,847
  Real Estate Loans.................................  2,605,030        2,576,186
  Retail Loans......................................  2,538,258        2,213,036
    Total Loans.....................................  7,619,667        7,024,069
    Less: Unearned Interest.........................    118,206           98,288
                                                      7,501,461        6,925,781
          Allowance for Loan Losses.................    116,557          106,909
    Net Loans.......................................  7,384,904        6,818,872
Premises and Equipment..............................    134,516          134,386
Acceptances - Customers' Liability..................     18,482           20,965
Other Assets........................................    411,130          410,361
    Total Assets....................................$ 9,874,596      $ 9,573,332

LIABILITIES:
Deposits:
  Noninterest-Bearing Deposits......................$ 1,460,994      $ 1,371,888
  Interest-Bearing Deposits.........................  6,339,440        6,322,110
      Total Deposits................................  7,800,434        7,693,998
Short-term Borrowings...............................    908,499          735,016
Long-term Debt......................................    148,556          161,190
Acceptances Outstanding.............................     18,482           20,965
Other Liabilities...................................    157,979          141,986
    Total Liabilities...............................  9,033,950        8,753,155

SHAREHOLDERS' EQUITY:
Preferred Stock:
  Shares Authorized - 1,000,000
  Shares Outstanding -  None at September 30, 1996
    and 3,387 at December 31, 1995..................         --              281
Common Stock:
  Shares Authorized - 100,000,000
  Shares Issued - 30,160,458 at September 30, 1996
    and at December 31, 1995........................    150,802          150,802
Surplus.............................................     76,111           76,937
Retained Earnings...................................    673,793          599,005
Treasury Stock, at cost - 1,024,287 shares at
  September 30, 1996 and 326,870 at December 31,
  1995..............................................    (60,438)         (12,805)
Net Unrealized Gain/(Loss) on Available-for-Sale
  Securities........................................        378            5,957
    Total Shareholders' Equity......................    840,646          820,177

    Total Liabilities and Shareholders' Equity......$ 9,874,596      $ 9,573,332

See Notes to Condensed Consolidated Financial Statements

STAR BANC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE PERIODS ENDED SEPTEMBER 30
(Unaudited)
(Dollars in thousands, except per share data)

                                           Third Quarter           Nine Months
                                           1996      1995         1996      1995
INTEREST INCOME:
Interest and Fees on Loans..............$161,646  $151,241     $469,401  $432,514
Interest on Investment Securities:
  Taxable...............................  23,360    30,113       73,029    94,186
  Non-Taxable...........................     801       143        2,263       522
Interest on Money Market Investments....     361       182          780       659
  Total Interest Income................. 186,168   181,679      545,473   527,881

INTEREST EXPENSE:
Interest on Deposits....................  65,357    69,611      197,143   195,822
Interest on Short-Term Borrowings.......  10,529    12,370       31,928    43,501
Interest on Long-Term Debt..............   2,560     2,815        8,764     8,327
  Total Interest Expense................  78,446    84,796      237,835   247,650

    Net Interest Income................. 107,722    96,883      307,638   280,231

Provision for Loan Losses...............  12,100     7,288       29,623    19,441

    Net Interest Income after
      Provision for Loan Losses.........  95,622    89,595      278,015   260,790

NONINTEREST INCOME:
Trust Income............................  11,736    10,602       34,533    30,616
Service Charges on Deposits.............  14,164    11,074       40,830    32,013
Other Service Charges and Fees..........  13,299    10,309       36,822    29,336
Investment Securities Gains/(Losses)-Net      (2)        3           (6)    1,187
All Other Income........................   5,256        69       14,469     5,611
  Total Noninterest Income..............  44,453    32,057      126,648    98,763

NONINTEREST EXPENSE:
Salaries................................  30,376    29,092       90,418    83,537
Pension and Other Employee Benefits.....   4,369     4,588       14,577    14,740
Equipment Expense.......................   4,403     3,964       12,752    11,858
Occupancy Expense - Net.................   5,693     5,429       16,152    15,790
All Other Expense.......................  31,981    27,301       90,075    82,523
                                          76,822    70,374      223,974   208,448
SAIF Assessment.........................   5,000        --        5,000        --
  Total Noninterest Expense.............  81,822    70,374      228,974   208,448

INCOME BEFORE TAX.......................  58,253    51,278      175,689   151,105
Income Tax..............................  20,036    17,081       59,574    50,372

NET INCOME..............................$ 38,217  $ 34,197     $116,115  $100,733

PER SHARE:
Primary Earnings........................$   1.30  $   1.14     $   3.92  $   3.35
Fully Diluted Earnings..................    1.30      1.14         3.92      3.34
Common Stock Cash Dividends Declared....    0.47      0.40         1.41      1.20
Preferred Stock Cash Dividends Declared.      --      1.50         3.00      4.50

See Notes to Condensed Consolidated Financial Statements

STAR BANC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands)
(Unaudited)

                             Series B                                              Unrealized
                             Preferred   Common              Retained   Treasury   Gain/(Loss)    Total
                              Stock      Stock     Surplus   Earnings    Stock     on Securitie  Equity
Balance, January 1, 1995     $  2,466  $ 150,529  $  78,037  $ 510,268  $  (9,445) $   (13,637) $  718,218

 Net income.................                                   100,733                             100,733
 Cash dividends declared
  on common stock...........                                   (35,918)                            (35,918)
 Cash dividends declared
  on Series B Preferred
  Stock.....................                                       (70)                                (70)
 Issuance of common stock
  and treasury shares.......                 273        800                 2,301                    3,374
 Conversion of Series B
  Preferred Stock into
  common stock, including
  treasury stock issued.....   (2,103)               (2,727)                4,829                       (1)
 Purchase of treasury
  stock.....................                                               (9,363)                  (9,363)
 Shares reserved to meet
  deferred compensation
  obligations...............                            982                   (46)                     936
 Change in net unrealized
  gain/(loss) on securities
  available for sale........                                                             8,986       8,986

Balance, September 30, 1995  $    363  $ 150,802  $  77,092  $ 575,013  $ (11,724) $    (4,651) $  786,895

Balance, January 1, 1996     $    281  $ 150,802  $  76,937  $ 599,005  $ (12,805) $     5,957  $  820,177

 Net income.................                                   116,115                             116,115
 Cash dividends declared
  on common stock...........                                   (41,322)                            (41,322)
 Cash dividends declared
  on Series B Preferred
  Stock.....................                                        (5)                                 (5)
 Issuance of common stock
  and treasury shares.......                         (2,056)                8,838                    6,782
 Conversion of Series B
  Preferred Stock into
  common stock, including
  treasury stock issued.....     (281)                 (643)                  924                       --
 Purchase of treasury
  stock.....................                                              (57,199)                 (57,199)
 Shares reserved to meet
  deferred compensation
  obligations...............                          1,599                  (196)                   1,403
 Amortization of stock
  awards granted............                            274                                            274
 Change in net unrealized
  gain/(loss) on securities
  available-for-sale........                                                            (5,579)     (5,579)

Balance, September 30, 1996  $     --  $ 150,802  $  76,111  $ 673,793  $ (60,438) $       378  $  840,646

See Notes to Condensed Consolidated Financial Statements

STAR BANC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

                                                               Nine Months Ended
                                                                  September 30
                                                               1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                               $  116,115   $  100,733
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization........................    28,576       23,994
      Provision for loan losses............................    29,623       19,441
      Provision for deferred taxes.........................    (9,958)      11,918
      (Gain)/loss on sale of premises and equipment - net..      (150)        (209)
      (Gain)/loss on sale of securities - net..............         6       (1,187)
      (Gain)/loss on sale of residential real estate loans.    (1,637)       3,206
      Proceeds from sale of mortgage loans ................   254,820      113,738
      Mortgage Loans originated for sale on secondary
        market.............................................  (225,374)    (138,564)
      Net change in other assets...........................    (5,583)     (91,039)
      Net change in other liabilities......................    21,950       30,087
        Total adjustments..................................    92,273      (28,615)
        Net cash provided by operating activities..........   208,388       72,118

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of held-to-maturity securities..    42,182      150,838
  Proceeds from maturities of available-for-sale securities   247,338      104,663
  Proceeds from sales of available-for-sale securities.....       651      422,791
  Purchase of held-to-maturity securities..................   (34,583)     (39,551)
  Purchase of available-for-sale securities................    (5,217)    (168,729)
  Net change in loans......................................  (617,174)    (652,796)
  Proceeds from sales of loans.............................    14,535       13,483
  Proceeds from sales of premises and equipment............       936        1,844
  Purchase of premises and equipment.......................   (11,326)     (13,161)
  Net change due to acquisition of branches................    32,513      568,488
    Net cash provided by/(used in) investing activities....  (330,145)     387,870

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in deposits...................................    44,089     (391,614)
  Net change in short-term borrowings......................   173,483      (29,585)
  Principal payments on long-term debt.....................   (12,780)      (5,470)
                                                                    -            -
  Proceeds from issuance of common stock...................     6,782        3,373
  Purchase of treasury stock...............................   (57,199)      (9,363)
  Shares reserved to meet deferred compensation obligations     1,403          936
  Dividends paid...........................................   (39,578)     (35,918)
    Net cash provided by/(used in) financing activities....   116,200     (467,641)
  Net change in cash and cash equivalents..................    (5,557)      (7,653)
  Cash and cash equivalents at beginning of year...........   486,193      486,112
  Cash and cash equivalents at September 30................$  480,636   $  478,459


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for nine months ended September 30                   1996         1995
    Interest...............................................$  248,286   $  234,509
    Income Taxes...........................................    29,633       32,584
  Noncash transfer of loans to other real estate owned.....     1,162        1,238

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


Note 2.  Investment Securities

The following table summarizes unrealized gains and losses for held-to-maturity and available-for-sale securities at September 30, 1996 and December 31, 1995. (Dollars are in thousands)

                                     September 30, 1996                        December 31, 1995
                           Amortized     Unrealized       Fair      Amortized      Unrealized          Fair
                                 Cost   Gains   Losses    Value           Cost    Gains   Losses       Value
Held-to-Maturity
Mortgage-backed
  securities             $  118,747  $    --  $   953  $  117,794  $  144,701  $    --  $ 1,118  $  143,583
Obligations of state and
  political subdivisions     58,150    1,530      917      58,763      39,986    2,500        5      42,481
Other debt securities            --       --       --          --          --       --       --         --
  Total held-to-
     maturity securities $  176,897  $ 1,530  $ 1,870  $  176,557  $  184,687  $ 2,500  $ 1,123  $  186,064

Available-for-Sale
U.S. Treasuries and
  agencies               $   17,160  $    92  $    22  $   17,230  $   18,933  $   419  $     4  $   19,348
Mortgage-backed
  securities              1,201,323   12,169   11,660   1,201,832   1,449,217   14,896    6,021   1,458,092
Other debt securities         1,435        3        1       1,437       1,435        9        1       1,443
Federal Reserve/FHLB
  stock and other
  equity securities          47,532       --       --      47,532      38,985       --       --      38,985
  Total available-for-
      sale securities    $1,267,450  $12,264  $11,683  $1,268,031  $1,508,570  $15,324  $ 6,026  $1,517,868

As of September 30, 1996 the Corporation reported a net unrealized gain of $581,000 for available-for-sale securities. For the first nine months of 1996, the after-tax net unrealized gain/(loss) reported as a separate component of equity changed from an unrealized gain of $5.9 million to an unrealized gain of $378,000, decreasing shareholders' equity $5.6 million.

The following table presents the amortized cost and fair value of held-to-maturity and available-for-sale debt securities at September 30, 1996. (Dollars in thousands)
                                        Amortized          Fair
Held-to-Maturity                             Cost         Value
One year or less                      $    57,737   $    57,683
After one year through five years          97,005        96,495
After five years through ten years          6,661         6,728
After ten years                            15,494        15,651
     Total                            $   176,897   $   176,557

Available-for-Sale
One year or less                      $   304,497   $   304,653
After one year through five years         718,029       718,354
After five years through ten years        153,985       154,059
After ten years                            43,407        43,433
     Total                            $ 1,219,918   $ 1,220,499

Note: Maturity information related to mortgage-backed securities included above is presented based upon weighted average maturities anticipating future prepayments.

Note 3. Loans

The following table summarizes the composition of the loan portfolio, net of unearned interest, as of September 30, 1996 and December 31, 1995. (Dollars are in thousands)

                                        September 30,    December 31,
                                                1996            1995
  Commercial loans:
   Corporate loans                         $1,859,092   $1,697,350
   Asset-based lending                        300,104      220,346
   Commercial leasing                         252,934      240,699
   Industrial revenue bonds                    26,626       34,482
    Total commercial loans                  2,438,756    2,192,877
  Real estate loans:
   Residential mortgage                     1,210,208    1,243,718
   Commercial mortgage                      1,111,691    1,082,001
   Construction and land development          283,131      250,467
    Total real estate loans                 2,605,030    2,576,186
  Retail loans:
   Installment                              1,489,163    1,400,362
   Credit cards                               392,029      338,138
   Retail leasing                             576,483      418,218
    Total retail loans                      2,457,675    2,156,718
    Total loans, net of unearned interest  $7,501,461   $6,925,781


Note 4. Allowance for Loan Losses

A summary of the activity in the allowance for loan losses is shown in the following table. (Dollars are in thousands)

                                            Nine Months Ended   Year Ended
                                               September 30,   December 31,
                                              1996     1995       1995

Balance - beginning of period              $ 106,909  $  95,979  $  95,979
  Loans charged-off                          (30,614)   (20,764)   (28,248)
  Recoveries on loans previously charged-off  10,639     11,363     14,077
      Net charge-offs                        (19,975)    (9,401)   (14,171)

  Provision charged to earnings               29,623     19,441     25,101
Balance - end of period                    $ 116,557  $ 106,019  $ 106,909

Note 5.  Impaired Loans

The following table shows the Corporation's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 (as amended by SFAS No. 118) at September 30, 1996 and December 31, 1995. (Dollars are in thousands)

                                           September 30, 1996      December 31, 1995
                                         Recorded     Valuation   Recorded  Valuation
                                        Investment    Allowance  Investment  Allowance
Impaired Loans:
     Valuation allowance required       $   8,503     $  4,338   $ 15,688   $ 3,922
     No valuation allowance required       27,289         --       14,171        --
          Total impaired loans          $  35,792     $  4,338   $ 29,859   $ 3,922


The average recorded investment in impaired loans for the nine months ended September 30, 1996 was $32 million, compared to $28 million for the same period in 1995. As a general policy, the Corporation applies both principal and
interest payments received on impaired loans as a reduction of principal.   No
interest income was recognized on impaired loans in the first six months of 1996 or 1995.


Note 6.  Deposits

The following table summarizes the composition of deposits of the Corporation as of September 30, 1996 and December 31, 1995. (Dollars are in thousands)

                                          September 30,     December 31,
                                                  1996             1995

Noninterest-bearing deposits                 $1,460,994      $1,371,888
Interest-bearing deposits:
   Savings                                     934,273        975,143
   NOW accounts                                192,819      1,039,213
   Money market deposit accounts             1,796,923        895,956
   Time deposits $100,000 and over - domestic  407,714        409,515
   Foreign deposits $100,000 and over           40,179         44,421
   All other deposits                        2,967,532      2,957,862
      Total interest-bearing deposits        6,339,440      6,322,110
      Total Deposits                        $7,800,434     $7,693,998

Note 7. Income Tax

The components of the net deferred tax liability included in the Corporation's consolidated balance sheets at September 30, 1996 and December 31, 1995 are shown in the following table. (Dollars are in thousands)

                                        September 30,  December 31,
                                                1996          1995

Allowance for loan losses                 $  40,942    $ 37,567
Deferred compensation                         3,289       2,522
Intangible asset amortization                 1,797         845
Deferred loan fees  and costs                 1,288       1,749
Other                                         3,077       3,011
    Total deferred tax asset                 50,393      45,694

Leased assets                               (72,284)    (55,343)
Fixed asset depreciation                     (5,379)     (5,379)
Pension liabilities                          (5,372)     (4,945)
Unrealized gain on securities                  (203)     (3,208)
FHLB stock dividends                         (1,556)     (1,038)
Purchase accounting/intangible assets          (356)       (580)
Other                                        (1,780)     (1,780)
     Total deferred tax liability           (86,930)    (72,273)
     Net deferred tax liability           $ (36,537)   $(26,579)

The Corporation has not recorded a valuation reserve related to deferred tax assets.


Note 8. Noninterest Income and Other Noninterest Expense

The following are included in other service charges and fees, and all other income for the three months and nine months ended September 30, 1996 and 1995. (Dollars are in thousands)

                                     Three Months         Nine Months
                                   1996       1995       1996       1995
Credit card fees                 $ 4,966    $ 3,904    $13,545    $10,944
ATM fees                           2,802      2,073      7,128      5,574
Mortgage banking income            1,743     (2,195)     5,555       (330)

The following are included in all other expense for the three months and nine months ended September 30, 1996 and 1995.

                                        Three Months          Nine Months
                                      1996       1995       1996       1995
Amortization of intangible assets  $ 4,414    $ 3,939    $12,753    $ 9,878
Outside processing services          3,038      2,563      8,596      7,648
State taxes                          2,823      2,239      8,222      6,703
Marketing                            2,238      3,074      6,727      7,099

Note 9.  Mortgage Servicing Rights

Effective January 1, 1996, the Corporation adopted Statement of Financial Accounting Standards No. 122 (SFAS No. 122), "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65." SFAS No. 122 requires the Corporation to capitalize mortgage servicing rights on originated mortgage loans when the loans are sold or securitized and servicing is retained. When a mortgage loan is purchased or originated to be sold or securitized with servicing retained, the total cost of the loan is allocated to the mortgage
servicing right and the loan based on their relative fair values.   Under SFAS
No. 122, capitalized servicing rights are assessed for impairment based on the fair value of those rights. In addition, capitalized mortgage servicing rights must be stratified based on one or more predominant risk characteristics of the underlying loans and impairment is recognized through a valuation allowance for each impaired stratum.

The value of pre-SFAS No. 122 purchased mortgage servicing rights (PMSRs) was established using the amount of consideration paid, which is based on current market conditions at the time the loan was purchased. Beginning in 1996, the value of servicing rights is established based on either the amount of consideration paid for loans purchased or pricing determined using a valuation model which calculates the present value of estimated future cash flows based on the market rate at the time of the loan for originated loans. Mortgage servicing rights are amortized as noninterest expense over the period of their estimated lives in proportion with estimated net servicing income.

In estimating fair value for the purposes of impairment evaluation and measurement, mortgage servicing rights capitalized in 1996 are stratified based on fixed and variable rate products by 200 basis point rate bands, while pre-SFAS No. 122 PMSRs are measured separately. Quarterly impairment testing is performed using a discounted cash flow methodology assuming current national prepayment speeds and a current discount rate. At September 30, 1996 an 8.0 percent discount rate was assumed. Impairment will be recognized through a valuation allowance for each impaired stratum.

The following is a summary of mortgage servicing rights at September 30, 1996. (Dollars are in thousands)


Mortgage Servicing Rights:
Balance at December 31, 1995            $   6,819
   Amount capitalized                       2,844
   Amortization                            (1,075)
  Balance at September 30, 1996          $  8,588

Fair Value at September 30, 1996         $ 11,269

There was no valuation allowance established related to mortgage servicing rights at September 30, 1996.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

   Net income of Star Banc Corporation ("the Corporation") for the quarter ended September 30, 1996, was $38,217,000, an 11.8 percent increase over the third quarter of 1995. Net income for the first nine months of 1996 was $116,115,000, a 15.3 percent increase over 1995. Primary and fully diluted earnings per share, were both $1.30 for the third quarter of 1996, compared to $1.14 for the third quarter of 1995. For the nine months ended September 30, 1996, earnings per share were $3.92 on both a primary and fully diluted basis, compared to primary earnings per share of $3.35 and fully diluted earnings per share of $3.34 for the same period of 1995.

   On September 30, 1996, a special one-time assessment to recapitalize the Savings Association Insurance Fund (SAIF) was signed into law. The Corporation's pretax SAIF assessment of $5 million was recorded at the end of the third quarter of 1996, and reduced fully diluted earnings per share in the third quarter by $0.11. Excluding this one-time assessment, net income of the Corporation for the quarter ended September 30, 1996, was $41,467,000, a 21.3 percent increase compared to the same period in 1995. On the same basis, net income for the nine months ended September 30, 1996 was $119,365,000, a 18.5 percent increase compared to the same period in 1995. Primary and fully diluted earnings per share, excluding the SAIF assessment, were both $1.41 for the third quarter of 1996, compared to $1.14 for the third quarter of 1995. This represents an increase of 23.7 percent for both primary and fully diluted earnings per share. For the nine months ended September 30, 1996, earnings per share were $4.03 on both a primary and fully diluted basis, excluding the SAIF assessment, an increase of 20.7 percent compared to the same period of 1995.

   Earnings results for the third quarter of 1996 were a result of an 17.9 percent increase in tax equivalized net revenues, driven by a 38 basis point increase in net interest margin, and a 38.7 percent increase in noninterest income. The increase in noninterest income was a result of double digit percentage increases in all major lines of business including trust, retail deposits, credit cards, international, ATM service, cash management and mortgage banking.

   Excluding the $5 million SAIF assessment, return on average assets, was 1.71 percent for the third quarter of 1996, and 1.65 percent for the nine months ended September 30, 1996, compared to 1.43 percent and 1.44 percent, respectively, for the same periods in 1995. On the same basis, return on average equity increased to 19.70 percent for the third quarter and 19.24 percent for the nine months ended September 30, 1996, compared to 17.21 percent and 17.54 percent for the same periods in 1995.


Financial Condition

   Total assets at September 30, 1996 amounted to $9.87 billion, up from $9.57 billion at December 31, 1995. Total loans, net of unearned interest, increased to $7.50 billion at September 30, 1996, compared to $6.93 billion at December 31, 1995. The Corporation experienced increases in loan volumes in most lending areas for the first nine months of 1996, with retail loans up $301 million or 14.0 percent and commercial loans and leasing up $246 million or
11.2 percent. Residential mortgage loans declined $34 million or 2.7 percent in the first nine months of 1996, as the Corporation continued to sell a larger percentage of loan originations in the secondary market and used the proceeds from paydowns and sales of residential mortgages to help fund growth in other loan areas.

   Investment securities declined $258 million to $1.44 billion at September 30, 1996, compared to $1.70 billion at December 31, 1995. This decrease was due to scheduled maturities and paydowns on mortgage- backed securities. As of September 30, 1996, the Corporation's investment securities portfolio included $1.27 billion in securities classified as available-for-sale, a decline of $250 million from December 31, 1995, and $177 million classified as held-to-maturity. At September 30, 1996, the Corporation reported a net unrealized gain of $581 thousand on available-for-sale securities, with an offsetting increase to shareholders' equity of $378 thousand (net of tax). For the first nine months ended September 30, 1996, the after-tax net unrealized gain/(loss) reported as a separate component of equity changed from an unrealized gain of $5.9 million to an unrealized gain of $378 thousand, decreasing equity $5.6 million from December 31, 1995.

   Deposits increased $106 million to $7.80 billion at September 30, 1996, from $7.69 billion at December 31, 1995. This was due primarily to an $89 million increase in demand deposits in the first nine months of 1996. Interest-bearing deposits were up slightly in the first nine months of 1996 due to a $10 million increase in small CDs. The Corporation has also seen a shift in customer deposits from savings accounts into tiered rate money market accounts.

   Short-term borrowings increased $173 million to $908 million at September 30, 1996. This increase was the result of loan growth exceeding increases in deposits and maturities and paydowns of securities.


Results of Operations

   Net interest income, the Corporation's principal source of earnings, increased $10.8 million or 11.2 percent in the third quarter and $27.4 million or 9.8 percent for the first nine months of 1996, compared to the same periods in 1995. The increase in 1996 was due to a change in the mix of earning assets, as loan growth has been funded in part from sales, maturities and principal pay downs in the investment portfolio. In addition, growth in demand deposits reduced the cost of funding sources. Average loans were up $586 million or 8.9 percent, while average investment securities declined $389 million or 19.9 percent for the first nine months of 1996, compared to the same period in 1995.

   Net interest margin increased 38 basis points to 4.91 percent in the third quarter of 1996, compared to 4.53 percent for the same period in 1995. For the nine months ended September 30, 1996, net interest margin has increased 32 basis points to 4.73 percent, as compared to the same period in 1995. The increase in net interest margin for 1996 was the result of increases in yields on earning assets, primarily as a result of the change in mix of earning assets described above, in addition to declines in the cost of supporting funds from the improved mix of funding sources and lower reserves. Tables 1 and 2 provide detailed information as to the average balances, interest income/expense and rates earned or paid by major balance sheet category.

   Net interest income after provision for loan losses was impacted by an increase in the provision for loan losses of $4.8 million in the third quarter and $10.2 million for the nine months ended September 30, 1996, compared to the same periods in 1995. As discussed further in the Asset Quality section, the provision has trended upward over the last eighteen months due to the increases in loans outstanding and consumer loan charge-offs, in addition to an overall change in loan mix toward consumer loans. Additionally, recoveries have been lower in the first nine months of 1996, compared to the prior year.

   Noninterest income continues to be a growing source of revenue for the Corporation, representing 29.1 percent of tax-equivalent net revenues in the third quarter and 29.0 percent of net revenues for the nine months ended September 30, 1996, compared to 24.7 percent and 25.9 percent, respectively, in the same periods in 1995. Noninterest income increased 38.7 percent to $44.5 million in the third quarter of 1996, compared to $32.1 million for the third quarter of 1995. For the nine months ended September 30, 1996, noninterest income totaled $126.6 million, an increase of 28.2 percent, as compared to the first nine months of 1995. Contributing to the improvement in noninterest income in the third quarter was a $3.1 million increase in service charges on deposits, due in part to higher retail and corporate banking fees and higher activity levels, and a $1.1 million increase in trust income. Included in the third quarter of 1995 was a $2.8 million loss related to the transfer of residential loans into the held-for-sale category. Excluding this loss, mortgage banking income increased $1.1 million in the third quarter of 1996.
In addition, fees from ATM services and credit cards increased, $729,000 and $1.1 million, respectively, in the third quarter of 1996, as compared to 1995.

    Effective January 1, 1996 the Corporation adopted Statement of Financial Accounting Standards No. 122 (SFAS No. 122), "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65." SFAS No. 122 requires a mortgage banking enterprise to capitalize mortgage servicing rights on originated mortgage loans, when the underlying loans are sold or securitized and the servicing is retained. The adoption of SFAS No. 122 has resulted in $1.8 million in additional mortgage banking income for the first nine months of 1996.

   Noninterest expense, excluding the $5.0 million one-time SAIF assessment, totaled $76.8 million in the third quarter of 1996, a 9.2 percent increase from $70.4 million for the same period of 1995. For the nine months ended September 30, 1996, noninterest expenses were up 7.4 percent to $224.0 million. Noninterest expenses are up in 1996 due in part to recent branch acquisitions in Columbus, Ohio (Household Bank offices) and Connersville, Indiana (National City Bank offices). Increases related to these acquisitions include salaries, occupancy, equipment, supplies and amortization of intangibles. Increases were also incurred in state taxes, professional fees and outside processing due to higher credit card and ATM volumes.

   The Corporation's noninterest expense ratio, excluding the SAIF assessment, declined in the third quarter of 1996 to 50.2 percent, compared to 54.2 percent for the same period of 1995. For the nine months ended September 30, 1996, the noninterest expense ratio declined 336 basis points to 51.3 percent, compared to 54.6 percent in 1995.

   The Corporation's effective tax rates for the third quarter and nine months ended September 30, 1996, were 34.4 percent and 33.9 percent, respectively, up slightly from 33.3 percent for the same periods in 1995.


Asset Quality

   As of September 30, 1996, the allowance for loan losses was $116.6 million or 1.55 percent of loans, net of unearned interest. This compares to an allowance of $106.9 million or 1.54 percent of loans, net of unearned interest, at December 31, 1995. The allowance as a percentage of nonperforming loans decreased slightly to 271 percent at September 30, 1996, compared to 289 percent at December 31, 1995.

TABLE 1 AVERAGE BALANCE SHEETS AND AVERAGE RATES
(dollars in thousands)


                                           Third Quarter, 1996                Third Quarter, 1995
                                        Daily               Average        Daily               Average
                                       Average    Interest   Rate         Average    Interest   Rate
ASSETS:
Commercial loans.....................$2,340,167 $  51,105     8.69 %    $2,173,825 $  50,014     9.14 %
Real estate loans.................... 2,597,646    55,343     8.52       2,598,568    55,555     8.54
Retail loans......................... 2,394,053    55,684     9.27       2,020,896    46,462     9.15
     Total loans..................... 7,331,866   162,132     8.82       6,793,289   152,031     8.91
Taxable investment securities........ 1,422,619    23,360     6.57       1,823,326    30,112     6.60
Non-taxable investment securities....    52,718     1,107     8.37           9,725       203     8.36
Money market investments.............    26,154       361     5.49          12,027       182     6.01
     Total interest-earning assets... 8,833,357 $ 186,960     8.44 %     8,638,367 $ 182,528     8.42 %
Cash and due from banks..............   395,109                            421,757
Allowance for loan losses............  (114,978)                          (105,429)
Other assets.........................   553,829                            553,164
     Total assets....................$9,667,317                         $9,507,859


LIABILITIES AND SHAREHOLDERS' EQUITY:
Savings and NOW......................$1,129,414 $   7,063     2.49 %    $1,979,896 $  11,225     2.25 %
Money market deposit accounts........ 1,816,991    12,914     2.83         845,441     8,163     3.83
Time deposits $100,000 and over......   413,269     5,569     5.36         437,488     6,485     5.88
Time deposits under $100,000......... 2,927,316    39,811     5.41       3,004,167    43,739     5.78
Short-term borrowings................   891,448    10,529     4.70         921,731    12,370     5.32
Long-term debt.......................   152,351     2,560     6.72         161,418     2,815     6.92
     Total interest-bearing
       liabilities................... 7,330,789 $  78,446     4.26 %     7,350,141 $  84,797     4.58 %
Noninterest-bearing deposits......... 1,347,507                          1,215,089
Other liabilities....................   151,738                            154,405
Shareholders' equity.................   837,283                            788,224
     Total liabilities and
       shareholders' equity..........$9,667,317                         $9,507,859


Net interest margin..................                         4.91 %                             4.53 %
Interest rate spread.................                         4.18                               3.84

Note:  Interest and average rate are presented on a fully-taxable equivalent basis.  Taxable equivalent are calculated utilizing marginal federal income tax rate of 35 percent. The total of nonaccruing is included in average amounts outstanding.

TABLE 2 AVERAGE BALANCE SHEETS AND AVERAGE RATES
(dollars in thousands)


                                      Year through September 30, 1996    Year through September 30, 1995
                                        Daily               Average        Daily               Average
                                       Average    Interest   Rate         Average    Interest   Rate
ASSETS:
Commercial loans.....................$2,291,029 $ 149,173     8.70 %    $2,143,588 $ 148,133     9.24 %
Real estate loans.................... 2,583,915   163,847     8.46       2,507,483   157,709     8.39
Retail loans......................... 2,287,570   157,752     9.20       1,925,784   128,935     8.94
     Total loans..................... 7,162,514   470,772     8.77       6,576,855   434,777     8.83
Taxable investment securities........ 1,514,115    73,029     6.43       1,939,150    94,186     6.48
Non-taxable investment securities....    50,568     3,334     8.80          14,483       786     7.24
Money market investments.............    18,598       780     5.60          13,847       659     6.36
     Total interest-earning assets... 8,745,795 $ 547,915     8.36 %     8,544,335 $ 530,408     8.29 %
Cash and due from banks..............   452,104                            404,716
Allowance for loan losses............  (112,379)                          (102,612)
Other assets.........................   556,988                            516,471
     Total assets....................$9,642,508                         $9,362,910


LIABILITIES AND SHAREHOLDERS' EQUITY:
Savings and NOW......................$1,669,604 $  28,361     2.27 %    $1,961,226 $  32,762     2.23 %
Money market deposit accounts........ 1,288,494    32,105     3.33         728,907    19,550     3.59
Time deposits $100,000 and over......   422,553    17,214     5.44         488,670    21,444     5.87
Time deposits under $100,000......... 2,914,887   119,463     5.47       2,914,644   122,066     5.60
Short-term borrowings................   885,787    31,928     4.81       1,056,153    43,501     5.51
Long-term debt.......................   158,257     8,764     7.38         164,671     8,327     6.76
     Total interest-bearing
       liabilities................... 7,339,582 $ 237,835     4.33 %     7,314,271 $ 247,650     4.53 %
Noninterest-bearing deposits......... 1,325,644                          1,144,153
Other liabilities....................   148,358                            136,492
Shareholders' equity.................   828,924                            767,994
     Total liabilities and
       shareholders' equity..........$9,642,508                         $9,362,910


Net interest margin..................                         4.73 %                             4.41 %
Interest rate spread.................                         4.03                               3.76

Note:  Interest and average rate are presented on a fully-taxable equivalent basis.  Taxable equivalent are calculated utilizing marginal federal income tax rate of 35 percent. The total of nonaccruing is included in average amounts outstanding.

   Table 3 provides a summary of activity in the allowance for loan losses account by type of loan. As shown in that table, net charge-offs totaled $8.1 million in the third quarter of 1996, a $3.8 million increase over the third quarter of 1995. Net charge-offs for the nine months ended September 30, 1996, were $20.0 million, compared to $9.4 million for the same period of 1995. Annualized net charge-offs as a percentage of average outstanding loans were also up, increasing to 0.44 percent for the third quarter of 1996, compared to
0.25 percent for the same period in 1995.

   The amount of net charge-offs and percentage of net charge-offs to average loans were at historically low levels in the first nine months of 1995 and have trended upward over the last eighteen months primarily in the retail loan area. The increase in net charge-offs has also been a result of higher levels of loans outstanding and a change in overall loan mix toward consumer loans. Consistent with industry trends, consumer loan charge-offs have increased in recent quarters. Net charge-offs for retail loans increased $2.6 million in the third quarter and $8.5 million for the first nine months of 1996, as compared to the same periods in 1995. This is due primarily to increases in net charge-offs on credit cards of $1.8 million in the third quarter and $5.4 million for the first nine months of 1996. The increase in credit card net charge-offs is consistent with national trends, however, net charge-off levels on credit cards for the Corporation have remained below national averages in 1996. Also contributing to the increase in credit card charge-offs are higher loan volumes and an increase in customer base. Net charge-offs on commercial loans were $3.1 million in the third quarter of 1996, up $1.2 million compared to the third quarter of 1995.

   As shown in Tables 4 and 5, nonperforming asset levels increased $8.2 million to $45.8 million at September 30, 1996, compared to $37.6 million at September 30, 1995. Nonperforming assets were up $5.8 million compared to December 31, 1995. Although nonperforming assets and nonperforming loans have increased since the third quarter of 1995, they have not increased as rapidly as net charge-offs since most retail loans are charged-off before becoming classified as a nonperforming loan. The percentage of nonperforming loans to end-of-period loans increased eight basis points to 0.57 percent, compared to
0.49 at September 30, 1995, and was up four basis points since December 31, 1995. Loans past-due 90 days or more and still accruing interest increased $7.3 million in the first nine months of 1996, and $7.7 million compared to September 30, 1995. These increases occurred primarily within the commercial real estate and retail loan portfolios.

    The specific valuation allowance recorded on impaired loans, as prescribed by Statement of Financial Accounting Standards No. 114 (as amended by SFAS No.
118), is included in the total allowance for loan losses. In addition to the valuation allowance on impaired loans, the adequacy of the total allowance for loan losses is monitored on a continual basis and is based on management's evaluation of several key factors: the quality of the current loan portfolio, current economic conditions, evaluation of significant problem loans, an analysis of periodic internal loan reviews, delinquency trends and ratios, changes in the mix and levels of various loan types, historical charge-off and recovery experience and other pertinent information. These estimates are reviewed continually and, as adjustments become necessary, they are reported in earnings in the period in which they become known. It is management's opinion that the allowance for loan losses at September 30, 1996, was adequate to absorb all anticipated losses in the loan portfolio as of that date.

   The recorded investment in impaired loans at September 30, 1996, was $35.8 million, with a related valuation allowance (as calculated under SFAS No. 114) of $4.3 million.

TABLE 3 SUMMARY OF LOAN LOSS EXPERIENCE
For the Periods Ended September 30,
(Dollars in thousands)


                                       Third Quarter             Nine Months
                                       1996        1995       1996        1995

Average loans - net of unearned
  interest....................... $ 7,331,866 $ 6,793,289 $ 7,162,514 $ 6,576,855

Allowance for loan losses:

  Balance - beginning of period.. $   112,585 $   103,039 $   106,909 $    95,979

  Charge-offs:
    Commercial...................      (4,152)     (2,461)    (10,948)     (9,532)
    Real estate..................        (188)       (104)       (815)     (1,273)
    Retail.......................      (6,956)     (4,122)    (18,851)     (9,959)
      Total charge-offs..........     (11,296)     (6,687)    (30,614)    (20,764)

  Recoveries:
    Commercial...................       1,098         569       4,341       4,959
    Real estate..................          70          68         504       1,011
    Retail.......................       2,000       1,742       5,794       5,393
      Total recoveries...........       3,168       2,379      10,639      11,363

        Net charge-offs..........      (8,128)     (4,308)    (19,975)     (9,401)

  Provision charged to earnings..      12,100       7,288      29,623      19,441

  Balance - end of period........ $   116,557 $   106,019 $   116,557 $   106,019



Ratio of net charge-offs to average
  loans - net of unearned interest       0.44%       0.25%       0.37%       0.19%


TABLE 4 NONPERFORMING ASSETS
(Dollars in thousands)


                                   September 30,   December 31,   September 30,
                                       1996            1995             1995

Loans on nonaccrual status.....   $     42,987    $     36,875    $      34,066
Loans which have been
  renegotiated.................             81              87               89

  Total nonperforming loans....         43,068          36,962           34,155

Other real estate owned........          2,685           3,006            3,484

  Total nonperforming assets....  $     45,753    $     39,968    $      37,639


Percentage of nonperforming
  loans to loans* .............           0.57%           0.53%            0.49%

Percentage of nonperforming
  assets to loans* and other
  real estate owned............           0.61%           0.58%            0.54%

Loans past due 90 days
  or more......................   $     15,035    $      7,750    $       7,358


*  Net of unearned interest.


TABLE 5 COMPOSITION OF NONPERFORMING LOANS
(Dollars in thousands)

                                       September 30, 1996                                    December 31, 1995

                                  Nonperforming Loans          90 Days                 Nonperforming Loans      90 Days
                                                                  or                                               or
                           Non-   Restruc-          Percentage   More       Non-   Restruc-          Percentage   More
                         accrual   tured    Total   of Loans   Past Due   accrual   tured    Total   of Loans   Past Due
Commercial:
  Corporate............. $25,963      $81  $26,044      1.19 %  $2,035    $23,371      $87  $23,458      1.20 %    $958
  Commercial leasing....   6,701       --    6,701      2.65        --        216       --      216      0.09        --
    Total commercial
      loans.............  32,664       81   32,745      1.34     2,035     23,587       87   23,674      1.08       958

Real estate loans:
  Residential...........   4,267       --    4,267      0.35     2,671      5,618       --    5,618      0.45     2,589
  Commercial mortgage...   2,747       --    2,747      0.25     2,477      5,722       --    5,722      0.53       949
  Construction/land
    development.........      --       --       --        --     3,050         99       --       99      0.04       433
    Total real estate
      loans.............   7,014       --    7,014      0.27     8,198     11,439       --   11,439      0.44     3,971

Retail loans:
  Installment...........   1,750       --    1,750      0.12       890        978       --      978      0.07       962
  Credit cards..........   1,355       --    1,355      0.35     3,783        743       --      743      0.22     1,822
  Retail leasing........     204       --      204      0.04       129        128       --      128      0.03        37
    Total retail loans..   3,309       --    3,309      0.13     4,802      1,849       --    1,849      0.09     2,821

    Total loans......... $42,987      $81  $43,068      0.57 % $15,035    $36,875      $87  $36,962      0.53 %  $7,750


Liquidity, Capital Resources and Cash Flows

   To ensure that adequate funds are always available to meet unexpected customer demands for funds, such as high levels of deposit withdrawals or loan demand, or other aspects of the banking business, the Corporation has succeeded in developing and maintaining a large stable base of core funding from customers based in its local market areas. By policy, the Corporation limits the amount its banking subsidiary can borrow, subject to the Corporation's ability to borrow funds in the capital markets in an efficient and cost effective manner. Star Bank, N.A. (the Bank), is a member of the Federal Home Loan Bank of Cincinnati and is able to issue national market retail and institutional certificates of deposits as a funding source. In 1994, the Bank prepared an offering circular in order to issue bank notes of up to $500 million with terms that can vary from 30 days to 30 years. Currently, the Bank has not issued any notes under this offering circular. In addition to these funding alternatives, the Corporation has maintained in the past year, a presence in the national fed funds, repurchase agreement, certificate of deposit and Eurodollar markets.

   In the third quarter of 1995, the Corporation prepared a private placement memorandum in order to issue commercial paper notes up to a maximum aggregate amount of $150 million, with maturities of up to 270 days. The proceeds of the notes from the commercial paper program are used for general corporate purposes and to provide funding to Star Banc Finance, Inc. As of September 30, 1996, there was $109 million in commercial paper outstanding. The Corporation's consolidated long-term debt, which currently consists of subordinate notes, declined $12.5 million to $149 million at September 30, 1996. This decline was the result of the Corporation calling its senior debt which was prepaid in July.

   In 1994, the board of directors of the Corporation approved a common stock buyback program to purchase up to one million shares of common stock over the next three years. In January of 1996, the board of directors approved the purchase of an additional two million shares under the buyback program over the next three years. The repurchased shares are held as treasury shares for reissue in connection with employee stock options and other corporate purposes. Through September 30, 1996, the Corporation has repurchased a total of 1,756,000 shares under the buyback program, of which 834,000 had not yet been reissued.

   Total shareholders' equity increased $20 million in the first nine months of 1996 to $841 million at September 30, 1996. The Corporation also raised its quarterly dividend rate per common share from $0.40 in 1995 to $0.47 in 1996, a
17.5 percent increase.

   The Corporation's tier 1 and total risk-based capital ratios at September 30, 1996 were 7.66 percent and 10.74 percent, respectively, well above the regulatory defined minimum requirements of 4.0 percent for tier 1 capital to risk-adjusted assets and 8.0 percent for total capital to risk-adjusted assets. These compare to tier 1 and total ratios of 7.97 percent and 11.23 percent at December 31, 1995. Regulatory authorities have also established a minimum adjusted equity-to-average quarterly assets ("leverage") ratio of 3.00 percent. As of September 30, 1996, the Corporation's leverage ratio was 6.57 percent, up from 6.23 percent at December 31, 1995. The slight decreases in the Corporation's tier 1 and total capital ratios in the first nine months of 1996 were due to a 9.7 percent increase in risk-adjusted assets, while tier 1 and total equity increased at lower rates of 5.5 percent and 5.0 percent, respectively. The lower rate of increase in tier 1 and total equity were the result of a higher volume of buyback activity.

   As shown in the Condensed Consolidated Statements of Cash Flows, cash flows provided by operating activities amounted to $208 million for the nine months ended September 30, 1996, compared to $72 million for the same period in 1995. The increase in 1996, was due in part to a $30 million decline in mortgage loans held-for-sale in 1996, as compared to a $25 million increase in the first nine months of 1995. Additionally, other assets increased in 1995, due primarily to a $50 million investment in a bank owned life insurance plan.


Recently Issued Accounting Standards

   In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 (SFAS No. 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on consistent application of a financial-components approach that focuses on control. SFAS No. 125 applies to transactions occurring after December 31, 1996. Management has not yet determined the impact of the adoption of SFAS No. 125 on the financial statements of the Corporation.

PART II.  OTHER INFORMATION


 ITEMS 1. through 5. are not applicable.


 ITEM  6.  Exhibits and Reports on Form 8-K

            (A)  Exhibits filed:
                 Exhibit 11 - Computation of earnings per share
                 Exhibit 27 - Financial Data Schedule

            (B) No Current Report on Form 8-K was filed by the Corporation in the third quarter of 1996.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      STAR BANC CORPORATION


  November 14, 1996                   /s/ Jerry A. Grundhofer
        Date                          Jerry A. Grundhofer
                                      Chairman, President, and Chief
                                      Executive Officer




   November 14, 1996                  /s/ David M. Moffett
         Date                         David M. Moffett
                                      Executive Vice President
                                      and Chief Financial Officer