Form 10-Q
period 1997-03-31
STAR BANC CORP /OH/
filed 1997-05-15
CIK 36678

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

85,424,416 common shares, par value $5, outstanding at April 30, 1997


                                     -1-