Form 10-K/A
period 1996-12-31
STAR BANC CORP /OH/
filed 1997-05-30
CIK 36678

Securities and Exchange Commission
                         Washington, D.C. 20549

                               FORM 10-K/A

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

FORM 10-K/A SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the twenty-ninth day of May 1997.


                                              Star Banc Corporation

                                             /s/ Jerry A. Grundhofer
                                             ------------------------
                                             Jerry A. Grundhofer
                                             Chairman of the Board, President
                                             and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of the twenty-ninth day of May 1997.


/s/ David M. Moffett                                   /s/ James D. Hogan
----------------------                                 ------------------
David M. Moffett                                       James D. Hogan
Executive Vice President and                           Senior Vice President
Chief Financial Officer                                and Controller


James R. Bridgeland, Jr., Director*     Thomas J. Klinedinst, Jr., Director*

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