Form 10-Q
period 1997-06-30
STAR BANC CORP /OH/
filed 1997-08-14
CIK 36678

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended          June 30, 1997

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

   85,701,777  common shares,   par value $5,   outstanding at  August 1, 1997

STAR BANC CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 1997

                                                                           Page
Table of Contents                                                        Number
-------------------------------------------------------------------------------
Part I. Financial Information:
          Financial Highlights................................................3
          Report of Independent Public Accountants............................4
          Item 1. Financial Statements:
                  Condensed Consolidated Financial Statements.............5 - 8
                  Notes to Condensed Consolidated Financial Statements...9 - 15
          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...................16 - 25

Part II. Other Information:
          Item 1. Legal Proceedings........................................none
          Item 2. Changes in Securities....................................none
          Item 3. Defaults Upon Senior Securities..........................none
          Item 4. Submission of Matters to a Vote of Security Holders......none
          Item 5. Other Information........................................none
          Item 6. Exhibits and Reports on Form 8-K...........................26

Signatures...................................................................26

PART I.  FINANCIAL INFORMATION
STAR BANC CORPORATION AND SUBSIDIARIES
FINANCIAL HIGHLIGHTS
(Dollars in thousands, except per share data)


                                                        Second Quarter                    Year through June 30,
                                                                      Percent                               Percent
                                              1997         1996(b)    Change            1997     1996(b)    Change


Net income...............................$     47,613  $     39,770     19.7 %  $     92,886  $    77,898     19.2 %

Per share:
  Earnings per common share..............$       0.55  $       0.45     22.2 %  $       1.07  $      0.87     23.0 %
  Common dividends declared..............        0.20          0.16     25.0            0.40         0.31     29.0
  Preferred dividends declared...........          --          1.50       --              --         3.00       --
  Book value per common share............        9.93          9.33      6.4            9.93         9.33      6.4
  Market value per common share..........       42.25         22.46     88.1           42.25        22.46     88.1

Average balances:
  Total assets...........................$ 10,244,695  $  9,660,899      6.0 %  $ 10,144,620  $ 9,629,967      5.3 %
  Earning assets.........................   9,345,491     8,739,604      6.9       9,252,737    8,701,533      6.3
  Loans, net of unearned interest........   7,904,768     7,167,637     10.3       7,793,423    7,076,908     10.1
  Deposits...............................   7,888,397     7,604,713      3.7       7,827,277    7,614,449      2.8
  Total shareholders' equity.............     839,691       831,229      1.0         842,628      824,699      2.2

Ratios:
  Return on average assets...............        1.86 %        1.66 %                   1.85 %       1.63 %
  Return on average equity...............       22.74         19.24                    22.23        19.00
  Average total shareholders' equity
    to average total assets..............        8.20          8.60                     8.31         8.56

  Risk-based capital ratios:
    Tier 1...............................        8.56          7.77                     8.56         7.77
    Total................................       12.54         10.92                    12.54        10.92
  Leverage - average assets (a)..........        7.74          6.44                     7.74         6.44

  Net interest margin....................        4.96          4.69                     4.94         4.64
  Noninterest expense to net revenue.....       47.97         51.85                    48.04        51.86
  Noninterest income as a percent
    of net revenue.......................       30.18         29.29                    29.45        28.97

  (a) - defined by regulatory authorities as tier 1 equity to the current quarter's adjusted average assets.
  (b) - per share amounts and number of shares issued and outstanding have been restated to reflect a 3-for-1 stock split in December 1996.


                  Report of Independent Public Accountants


To the Shareholders and Board of Directors of Star Banc Corporation:

     We have reviewed the accompanying condensed consolidated balance sheet of STAR BANC CORPORATION (an Ohio corporation) as of June 30, 1997, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1997 and 1996, and the condensed consolidated statements of changes in shareholders' equity and cash flows for the three-month and six-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Corporation's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Star Banc Corporation as of December 31, 1996 (not presented herein), and, in our report dated January 13, 1997, we expressed an unqualified opinion on that statement.
In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                      /s/ Arthur Andersen LLP
                                      Arthur Andersen LLP

Cincinnati, Ohio
   July 9, 1997

STAR BANC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)




                                                     (Unaudited)
                                                      June 30,    December 31,
                                                        1997           1996
ASSETS:
Cash and due from banks.............................$   558,898    $   508,831
Money market investments............................    319,275         50,170
Investment securities:
  Available-for-sale................................  1,150,889      1,332,312
  Held-to-maturity (market value of $164,205 at
    June 30, 1997 and $168,326 at December 31, 1996)    164,965        167,957
  Total securities..................................  1,315,854      1,500,269
Loans:
  Commercial loans..................................  2,574,726      2,406,540
  Real estate loans.................................  2,676,588      2,599,079
  Retail loans......................................  2,937,454      2,726,561
    Total loans.....................................  8,188,768      7,732,180
    Less: Unearned interest.........................    168,028        145,002
                                                      8,020,740      7,587,178
          Allowance for loan losses.................    125,489        118,689
    Net loans.......................................  7,895,251      7,468,489
Premises and equipment..............................    139,583        136,045
Acceptances - customers' liability..................     17,521         19,257
Other assets........................................    508,213        410,754
    Total assets....................................$10,754,595    $10,093,815

LIABILITIES:
Deposits:
  Noninterest-bearing deposits......................$ 1,667,245    $ 1,571,080
  Interest-bearing deposits.........................  6,590,247      6,305,181
      Total deposits................................  8,257,492      7,876,261
Short-term borrowings...............................    984,337        921,317
Long-term debt......................................    302,480        247,359
Trust preferred securities..........................    148,557             --
Acceptances outstanding.............................     17,521         19,257
Other liabilities...................................    196,571        174,549
    Total liabilities...............................  9,906,958      9,238,743

SHAREHOLDERS' EQUITY:
Preferred stock:
  Shares authorized - 1,000,000
  Shares outstanding -  none at June 30, 1997
    and at December 31, 1996........................         --             --
Common stock:
  Shares authorized - 100,000,000
  Shares issued - 90,481,374 at June 30, 1997
    and at December 31, 1996........................    452,407        452,407
Surplus.............................................     78,834         76,045
Retained earnings...................................    459,510        400,838
Treasury stock, at cost - 5,160,109 shares at
  June 30, 1997 and 3,722,931 at December 31, 1996..   (146,365)       (81,344)
Net unrealized gain/(loss) on available-for-sale
  securities........................................      3,251          7,126
    Total shareholders' equity......................    847,637        855,072

    Total liabilities and shareholders' equity......$10,754,595    $10,093,815

See Notes to Condensed Consolidated Financial Statements

STAR BANC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE PERIODS ENDED JUNE 30
(Unaudited)
(Dollars in thousands, except per share data)


                                           Second Quarter           Six Months
                                           1997    1996(a)        1997    1996(a)
INTEREST INCOME:
Interest and fees on loans..............$174,754  $155,598     $342,166  $307,755
Interest on investment securities:
  Taxable...............................  22,797    24,083       46,417    49,669
  Non-taxable...........................     904       742        1,706     1,462
Interest on money market investments....     938       197        1,303       419
  Total interest income................. 199,393   180,620      391,592   359,305

INTEREST EXPENSE:
Interest on deposits....................  67,112    64,667      131,719   131,786
Interest on short-term borrowings.......  12,138    10,965       23,718    21,399
Interest on long-term debt..............   5,220     3,445        9,168     6,204
  Total interest expense................  84,470    79,077      164,605   159,389

    Net interest income................. 114,923   101,543      226,987   199,916

Provision for loan losses...............  13,725     8,700       27,364    17,523

    Net interest income after
      provision for loan losses......... 101,198    92,843      199,623   182,393

NONINTEREST INCOME:
Trust income............................  13,817    11,618       26,963    22,797
Retail deposit income...................  10,010     9,753       19,767    19,006
Credit card income......................   5,605     4,652       10,676     8,579
Cash management income..................   4,359     3,779        8,958     7,660
Electronic banking income...............   3,816     2,264        7,395     4,326
Mortgage banking income.................   4,649     1,981        6,935     3,812
Investment securities gains/(losses)-net  (1,635)       (4)      (3,756)       (4)
All other income........................   9,418     8,361       18,532    16,019
  Total noninterest income..............  50,039    42,404       95,470    82,195

NONINTEREST EXPENSE:
Salaries................................  31,658    30,093       62,182    60,042
Pension and other employee benefits.....   5,238     5,263       10,518    10,208
Equipment expense.......................   4,859     4,208        9,436     8,349
Occupancy expense - net.................   5,569     5,403       11,156    10,459
All other expense.......................  32,217    30,095       62,428    58,094
  Total noninterest expense.............  79,541    75,062      155,720   147,152

INCOME BEFORE TAX.......................  71,696    60,185      139,373   117,436
Income tax..............................  24,083    20,415       46,487    39,538

NET INCOME..............................$ 47,613  $ 39,770     $ 92,886  $ 77,898

PER SHARE:
Earnings per common share...............$   0.55  $   0.45     $   1.07  $   0.87
Common stock cash dividends declared....    0.20      0.16         0.40      0.31
Preferred stock cash dividends declared.      --      1.50           --      3.00

(a) Per share amounts have been restated to reflect a 3-for-1 stock split in December 1996.

See Notes to Condensed Consolidated Financial Statements


STAR BANC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands)
(Unaudited)

                              Series B                                          Unrealized
                              Preferred   Common            Retained  Treasury  Gain/(Loss)    Total
                               Stock      Stock   Surplus   Earnings   Stock    on Securities  Equity

Balance, January 1, 1996......$    281 $ 150,802 $  76,937 $ 599,005 $ (12,805) $     5,957 $  820,177

 Net income...................                                77,898                            77,898

 Cash dividends declared
  on common stock.............                               (27,625)                          (27,625)

 Cash dividends declared
  on Series B Preferred
  Stock.......................                                    (5)                               (5)

 Issuance of common stock
  and treasury shares.........                      (1,700)              6,608                   4,908

 Conversion of Series B
  Preferred Stock into
  common stock, including
  treasury stock issued.......    (256)               (587)                843                      --

 Purchase of treasury
  stock.......................                                         (44,990)                (44,990)

 Shares reserved to meet
  deferred compensation
  obligations.................                       1,219                (129)                  1,090

 Amortization of stock
  awards......................                         183                                         183

 Change in net unrealized
  gain/(loss) on available-
  for-sale securities.........                                                      (12,524)   (12,524)

Balance, June 30, 1996........$     25 $ 150,802 $  76,052 $ 649,273 $ (50,473) $    (6,567)$  819,112

Balance, January 1, 1997......$     -- $ 452,407 $  76,045 $ 400,838 $ (81,344) $     7,126 $  855,072

 Net income...................                                92,886                            92,886

 Cash dividends declared
  on common stock.............                               (34,214)                          (34,214)

 Issuance of common stock
  and treasury shares.........                         508               9,185                   9,693

 Purchase of treasury
  stock.......................                                         (73,563)                (73,563)

 Shares reserved to meet
  deferred compensation
  obligations.................                       2,071                (643)                  1,428

 Amortization of stock
  awards......................                         210                                         210

 Change in net unrealized
  gain/(loss) on available-
  for-sale securities.........                                                       (3,875)    (3,875)

Balance, June 30, 1997........$     -- $ 452,407 $  78,834 $ 459,510 $(146,365) $     3,251 $  847,637


See Notes to Condensed Consolidated Financial Statements


STAR BANC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

                                                                 Six Months Ended
                                                                      June 30
                                                                 1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                $   92,886   $   77,898
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization.........................    19,596       19,382
      Provision for loan losses.............................    27,364       17,523
      Provision for deferred taxes..........................    17,219        7,333
      (Gain)/loss on sale of premises and equipment - net...       (93)        (165)
      (Gain)/loss on sale of securities - net...............     3,752            4
      (Gain)/loss on sale of mortgage loans.................    (3,055)      (1,344)
      Proceeds from sale of mortgage loans .................   123,680      196,573
      Mortgage Loans originated for sale on the secondary
        market..............................................  (117,080)    (163,208)
      Net change in other assets............................   (97,461)       1,889
      Net change in other liabilities.......................     1,279      (11,517)
        Total adjustments...................................   (24,799)      66,470
        Net cash provided by operating activities...........    68,087      144,368

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of held-to-maturity securities...    13,887       33,611
  Proceeds from maturities of available-for-sale securities.   166,998      174,085
  Proceeds from sales of available-for-sale securities......   162,167          491
  Purchase of held-to-maturity securities...................   (26,101)     (23,946)
  Purchase of available-for-sale securities.................  (141,796)      (2,491)
  Net change in loans.......................................  (502,469)    (377,253)
  Proceeds from sales of loans..............................    43,472       15,047
  Proceeds from sales of premises and equipment.............       142          768
  Purchase of premises and equipment........................   (10,300)      (7,333)
  Net change due to acquisition of branch offices...........    83,711            -
    Net cash (used in) investing activities...............    (210,289)    (187,021)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in deposits....................................   288,022     (127,824)
  Net change in short-term borrowings.......................    63,020      179,869
  Proceeds from issuance of long-term debt..................    54,962            -
  Proceeds from issuance of capital securities..............   148,554            -
  Proceeds from issuance of common stock....................     9,693        4,908
  Purchase of treasury stock................................   (73,563)     (44,990)
  Shares reserved to meet deferred compensation obligations.     1,428        1,090
  Dividends paid............................................   (30,742)     (25,820)
    Net cash provided by/(used in) financing activities.....   461,374      (12,767)
  Net change in cash and cash equivalents...................   319,172      (55,420)
  Cash and cash equivalents at beginning of year............   559,001      486,193
  Cash and cash equivalents at June 30......................$  878,173   $  430,773


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for six months ended June 30                          1997         1996
    Interest................................................$  166,250   $  167,328
    Income Taxes............................................    12,427       18,433
  Noncash transfer of loans to other real estate owned......       552          121

See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.  Basis of Presentation
   These condensed consolidated financial statements have been prepared by Star Banc Corporation ("the Corporation") pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1996, filed with the Securities and Exchange Commission.

   As noted in the footnotes to its annual report on Form 10-K, the Corporation utilizes derivative financial instruments, primarily interest rate swaps and foreign exchange forward contracts for hedging purposes to reduce exposure to adverse changes in interest rates and foreign currency exchange rates. Substantially all derivatives of the Corporation are accounted for as "hedges." Interest rate swap transactions are analyzed as to the spread, asset yield or liability cost being protected. The specific asset or liability or class of assets or liabilities are identified and the correlation between the hedged item, the derivative instrument and the associated interest rate risk is documented. The Corporation reviews the correlation between the rates on the derivative and the hedged item, in addition to the changes in the market value of the derivative and the changes in the fair value of the hedged item periodically. If the underlying designated hedged item were to mature or be sold, the related derivative instrument would be marked-to-market or terminated with any gain or loss recognized in the current period.

   These condensed consolidated financial statements include the accounts of the Corporation and all of its subsidiaries and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported. All such adjustments are of a normal recurring nature.


Note 2.  Investment Securities
   The following table summarizes unrealized gains and losses for held-to-maturity and available-for-sale securities at June 30, 1997 and December 31, 1996. (Dollars are in thousands)

                                       June 30, 1997                       December 31, 1996
                           ____________________________________  ____________________________________
                           Amortized     Unrealized        Fair  Amortized     Unrealized        Fair
                                Cost   Gains  Losses      Value       Cost   Gains  Losses      Value
                           _________ _______ _______ __________ __________ _______ _______ __________

Held-to-Maturity
Mortgage-backed
  securities              $  100,906 $    --  $  896 $  100,010 $  113,754 $    -- $ 1,045 $  112,709
Obligations of state and
  political subdivisions      64,059     136      --     64,195     54,203   1,920     506     55,617
Other debt securities             --      --      --         --         --      --      --         --
  Total held-to-
     maturity securities  $  164,965 $   136  $  896 $  164,205 $  167,957 $ 1,920 $ 1,551 $  168,326

                                       June 30, 1997                       December 31, 1996
                           ____________________________________  ____________________________________
                           Amortized     Unrealized        Fair  Amortized     Unrealized        Fair
                                Cost   Gains  Losses      Value       Cost   Gains  Losses      Value
                           _________ _______ _______ __________ __________ _______ _______ __________

Available-for-Sale
U.S. Treasuries and
  agencies                $   15,383 $    64  $   85 $   15,362 $   20,282 $   160 $     7 $   20,435
Mortgage-backed
  securities               1,056,930  13,917   8,893  1,061,954  1,250,598  15,828   4,998  1,261,428
Other debt securities          1,935      17       1      1,951      1,434       6       1      1,439
Federal Reserve/FHLB
  stock and other
  equity securities           71,622      --      --     71,622     49,010      --      --     49,010
  Total available-for-
      sale securities     $1,145,870 $13,998  $8,979 $1,150,889 $1,321,324 $15,994 $ 5,006 $1,332,312



   As of June 30, 1997, the Corporation reported a net unrealized gain of $5.0 million for available-for-sale securities. For the first six months of 1997, the after-tax net unrealized gain/(loss) reported as a separate component of equity changed from a net unrealized gain of $7.1 million to a net unrealized gain of $3.3 million, decreasing shareholders' equity $3.8 million.

   The following table presents the amortized cost and fair value of held-to-maturity and available-for-sale debt securities at June 30, 1997. (Dollars in thousands)

                                            Amortized              Fair
                                                 Cost              Value
Held-to-Maturity                           ----------           --------
One year or less                          $    62,460        $    62,172
After one year through five years              85,448             85,054
After five years through ten years              3,471              3,455
After ten years                                13,586             13,524
     Total                                $   164,965        $   164,205

Available-for-Sale
One year or less                          $   532,342        $   534,830
After one year through five years             374,619            376,369
After five years through ten years            126,096            126,685
After ten years                                41,191             41,383
     Total                                $ 1,074,248        $ 1,079,267

Note: Maturity information related to mortgage-backed securities included above is presented based upon weighted average maturities anticipating future prepayments.

Note 3. Loans
   The following table summarizes the composition of the loan portfolio, net of unearned interest, as of June 30, 1997 and December 31, 1996. (Dollars are in thousands)

                                         June 30,          December 31,
                                            1997                  1996
  Commercial loans:                    ----------           -----------
    Corporate loans                    $1,920,474            $1,805,964
    Asset-based lending                   303,496               266,307
    Commercial leasing                    280,545               262,187
    Industrial revenue bonds               25,652                28,916
      Total commercial loans            2,530,167             2,363,374
 Real estate loans:
    Residential mortgage                1,227,296             1,203,790
    Commercial mortgage                 1,155,325             1,134,707
    Construction and land development     293,967               260,582
      Total real estate loans           2,676,588             2,599,079
 Retail loans:
    Installment                         1,573,208             1,506,818
    Credit cards                          422,392               420,427
    Retail leasing                        818,385               697,480
      Total retail loans                2,813,985             2,624,725
      Total loans, net of
        unearned interest              $8,020,740            $7,587,178


Note 4.  Impaired Loans
   The following table shows the Corporation's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114
(as amended by SFAS No. 118) at June 30, 1997 and December 31, 1996.
(Dollars are in thousands)

                                       June 30, 1997        December 31, 1996
                                   Recorded   Valuation    Recorded   Valuation
                                 Investment   Allowance  Investment   Allowance
Impaired Loans:                   ---------   ---------   ---------   ---------
  Valuation allowance required     $  8,249   $   2,614   $   2,215   $     785
  No valuation allowance required    16,947          --      29,018          --
    Total impaired loans           $ 25,196   $   2,614   $  31,233   $     785

   The average recorded investment in impaired loans for the six months ended June 30, 1997 was $28 million, compared to $30 million for the same period in 1996. As a general policy, the Corporation applies both principal and interest payments received on impaired loans as a reduction of principal. No interest income was recognized on impaired loans in the first six months of 1997 or 1996.

Note 5. Allowance for Loan Losses
   A summary of the activity in the allowance for loan losses is shown in the following table. (Dollars are in thousands)

                                         Six Months Ended         Year Ended
                                             June 30,            December 31,
                                         1997        1996              1996

Balance - beginning of period       $ 118,689   $ 106,909          $ 106,909
   Loans charged-off                  (29,220)    (19,318)           (43,653)
   Recoveries on loans previously
     charged-off                        8,656       7,471             14,660
     Net charge-offs                  (20,564)    (11,847)           (28,993)

   Provision charged to earnings       27,364      17,523             40,773
     Balance - end of period        $ 125,489   $ 112,585          $ 118,689


Note 6.  Deposits
   The following table summarizes the composition of deposits of the Corporation as of June 30, 1997 and December 31, 1996.
(Dollars are in thousands)

                                                  June 30,      December 31,
                                                     1997              1996
                                                ----------       ----------
Noninterest-bearing deposits                    $1,667,245       $1,571,080
Interest-bearing deposits:
  Savings                                          864,177          920,555
  NOW accounts                                     321,438          194,564
  Money market deposit accounts                  2,118,091        1,838,578
  Time deposits $100,000 and over-domestic         376,877          397,322
  Foreign deposits $100,000 and over                48,073           42,859
  All other deposits                             2,861,591        2,911,303
    Total interest-bearing deposits              6,590,247        6,305,181
    Total deposits                              $8,257,492       $7,876,261


Note 7.  Trust Preferred Securities
   In the second quarter of 1997, the Corporation formed Star Capital I ("the Trust"), a wholly owned Delaware business trust, which issued
$150 million of Corporation-obligated mandatorily redeemable Floating Rate Capital Securities ("Capital Securities"). The Trust used the proceeds from the issuance of the Capital Securities to purchase a like amount of Floating Rate Junior Subordinated Debentures ("the Debentures") of the parent company. The Debentures are the sole assets of the Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements of the Corporation. The Corporation used the proceeds from the sale of the Debentures for general corporate purposes, which may include repurchase of common equity of the Corporation, the repayment of indebtedness, investments in or extensions of credit to its subsidiaries and the financing of possible acquisitions.

   The Capital Securities accrue and pay distributions quarterly at an annual rate equal to three month LIBOR plus 0.765% of the liquidation amount of $1,000 per Capital Security. The parent company has fully and unconditionally guaranteed the obligations of the Trust. The guarantee covers the payment of distributions and payments on liquidation of the Trust or the redemption of the Capital Securities, but only to the extent of the funds held by the Trust. The Capital Securities are mandatorily redeemable upon the maturity of the Debentures on June 15, 2027, or upon earlier redemption as provided by the indenture. The parent company can redeem the Debentures in whole or in part on or after June 15, 2007 or any time in whole upon the occurrence of a Special Event (as defined in the offering circular). For financial reporting purposes the Corporation treats the Capital Securities as debt and the distributions to the security holders are recorded as interest expense.


Note 8. Income Tax
   The components of the net deferred tax liability included in the Corporation's consolidated balance sheets at June 30, 1997 and December 31, 1996 are shown in the following table. (Dollars are in thousands)

                                             June 30,       December 31,
                                                1997               1996
                                           ---------           --------
Allowance for loan losses                  $  44,069          $  41,689
Deferred compensation                          4,254              3,391
Deferred loan fees and costs                     922              1,133
Intangible asset amortization                    431                458
Other                                          3,102              3,044
    Total deferred tax asset                  52,778             49,715

Leased assets                               (103,759)           (84,868)
Fixed asset depreciation                      (5,970)            (5,953)
Pension liabilities                           (5,952)            (5,559)
Unrealized gain on securities                 (1,751)            (3,862)
FHLB stock dividends                          (2,107)            (1,735)
Purchase accounting/intangible assets           (288)              (277)
Other                                         (2,651)            (2,052)
    Total deferred tax liability            (122,478)          (104,306)
    Net deferred tax liability             $ (69,700)         $ (54,591)

The Corporation has not recorded a valuation reserve related to deferred tax assets.


Note 9. Other Noninterest Expense
   The following are included in all other expense for the three months and six months ended June 30, 1997 and 1996. (Dollars are in thousands)

                                       Three Months        Six  Months
                                       1997     1996      1997     1996
                                     ------   ------    ------   ------
Amortization of intangible assets    $4,278   $4,222    $8,768   $8,339
Outside processing services           3,100    2,903     6,480    5,558
State taxes                           2,800    2,765     5,044    5,399
Marketing                             2,372    2,116     4,746    4,489

Note 9.  Mortgage Servicing Assets
   Effective January 1, 1997, the Corporation adopted Statement of Financial Accounting Standards No. 125 (SFAS No. 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 supersedes SFAS No. 122 "Accounting for Mortgage Servicing Rights" which was adopted by the Corporation in 1996. SFAS No. 125 requires that a servicing asset (or servicing liability) be recognized each time the Corporation undertakes the obligation to service a financial asset. Currently, the Corporation recognizes servicing assets on mortgage loans to be sold on the secondary market.

   SFAS No. 125 requires that at the time a loan is sold or securitized the servicing asset is measured by allocating the total cost of the loan between the mortgage servicing right and the loan based on their relative fair values. SFAS No. 125 requires that servicing assets are assessed for impairment based on their fair value. In addition, mortgage servicing assets must be stratified based on one or more predominant risk characteristics of the underlying loans and impairment is recognized through a valuation allowance for each impaired stratum.

   The value of pre-SFAS No. 122 purchased mortgage servicing rights (PMSRs) was established using the amount of consideration paid, which is based on current market conditions at the time the loan was purchased. In 1996, the value of mortgage servicing assets was established based on either the amount of consideration paid for loans purchased or pricing determined using a valuation model which calculates the present value of estimated future cash flows based on the market rate at the time the loan was originated. Beginning in 1997, the Corporation began selling all mortgage servicing assets to a third party on a quarterly basis, therefore the value of these assets are established based on the future sale commitment. Mortgage servicing assets are amortized as a reduction of servicing revenues, over the period of the estimated lives of the underlying loans, in proportion with estimated net servicing income.

   In estimating fair value for the purposes of impairment evaluation and measurement, all pre-SFAS No. 122 mortgage servicing assets are measured separately. In June 1997, all mortgage servicing rights originated in 1996 were sold, while all 1997 mortgage servicing assets are valued based on a future sale commitment . Quarterly impairment testing of all pre-1996 mortgage servicing assets is performed using a discounted cash flow methodology assuming current national prepayment speeds and a current discount rate. The discount rates assumed were 9.5 percent at June 30, 1997 and 8.0 percent at December 31, 1996. Impairment will be recognized through a valuation allowance.

   The following is a summary of mortgage servicing assets at June 30, 1997 and December 31, 1996. (Dollars are in thousands)

                                          June 30,          Dec. 31,
Mortgage Servicing Assets:                   1997              1996
Balance at beginning of year             $ 12,820          $ 10,344
   Amount capitalized                       1,296             4,685
   Amount sold                             (4,176)               --
   Amortization                              (924)           (2,209)
     Balance at end of period            $  9,016          $ 12,820

Fair value at end of period              $ 10,525          $ 15,455

   There was no valuation allowance established related to mortgage servicing rights at June 30, 1997 or December 31, 1996.

Note 10.  Earnings Per Share
   In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128)
"Earnings per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) for all publicly held companies.
SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS and requires the presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS excludes all dilution, while diluted EPS reflects the potential dilution that could occur if securities, stock options or other contracts to issue common stock were exercised resulting in the issuance of common stock.

   The adoption of SFAS No. 128 is required for financial statements issued after December 15, 1997 and requires restatement of all prior period EPS data. The following table shows reported earnings per share and proforma basic and diluted EPS of the Corporation under SFAS No. 128 for the three months and six months ended June 30, 1997 and 1996.

                                          Three Months         Six Months
                                         1997      1996      1997      1996
                                       ------    ------    ------    ------
Reported earnings per common share     $ 0.55    $ 0.45    $ 1.07    $ 0.87

Proforma under SFAS No. 128:
      Basic EPS                          0.55      0.45      1.07      0.87
      Diluted EPS                        0.54      0.44      1.04      0.86

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
   Net income of Star Banc Corporation ("the Corporation") for the quarter ended June 30, 1997, was $47,613,000, a 19.7 percent increase over the second quarter of 1996. Net income for the first six months of 1997 was $92,886,000, a 19.2 percent increase compared to the same period in 1996. Earnings per common share was $0.55 for the second quarter of 1997, compared to $0.45 for the second quarter of 1996, an increase of 22.2 percent. For the first six months of 1997 earnings per share was $1.07, a 23.0 percent increase over the same period in 1996.

   Earnings results for 1997 reflect strong increases in net interest income and noninterest income, as net revenues increased over 14 percent for both the second quarter and first six months of 1997, compared to the same periods
of 1996.   Return on average assets was 1.86 for the second quarter and 1.85 percent for the first half of 1997, compared to 1.66 percent and 1.63 percent, respectively, for the same periods of 1996. Return on average equity increased to 22.74 percent for the second quarter of 1997 compared to 19.24 percent in the prior year.

  On February 14, 1997, Star Bank, N.A. ("the Bank"), completed the acquisition of seven southwestern Ohio branches from AmeriFirst Bank, N.A. This transaction was accounted for as a purchase, and accordingly, the assets acquired and liabilities assumed were recorded at estimated fair value. In this acquisition the Bank acquired $94 million in deposits for a premium of $8.8 million.


FINANCIAL CONDITION
   Total assets at June 30, 1997 amounted to $10.75 billion, up $661 million from $10.09 billion at December 31, 1996. Total loans, net of unearned interest, increased to $8.02 billion at June 30, 1997, compared to $7.59 billion at December 31, 1996. The Corporation has experienced increases in loan volumes for most lending areas for the first six months of 1997, led by retail loans up $189 million or 7.2 percent, and commercial loans up $167 million or
7.1 percent.

   Investment securities declined $184 million to $1.31 billion at June 30, 1997, compared to $1.50 billion at December 31, 1996. This decrease was due to the sale of $162 million of available-for-sale securities, in addition to scheduled maturities and paydowns on mortgage-backed securities. As of June 30, 1997, the Corporation's investment securities portfolio included $1.15 billion in securities classified as available-for-sale, a decline of $181 million from December 31, 1996, and $165 million classified as held-to-maturity. At June 30, 1997, the Corporation reported a net unrealized gain of $5.0 million on available-for-sale securities, with an offsetting increase to shareholders' equity of $3.3 million (net of tax). For the first six months of 1997, the after-tax net unrealized gain/(loss) reported as a separate component of equity changed from an unrealized gain of $7.1 million to an unrealized gain of $3.3 million, decreasing equity $3.8 million.

   Deposits increased $381 million to $8.26 billion at June 30, 1997 from $7.88 billion at December 31, 1996. This increase was due to the AmeriFirst acquisition, with approximately $62 million in certificates of deposit, in addition to the introduction of a new money market account and a quarter-end increase in nonpersonal DDA balances. As a result of the low deposit rate environment over the last year, the Corporation has seen a continued shift in customer deposits from CDs, savings and NOW accounts into tiered rate money market accounts. For the first six months of 1997, money market deposit accounts increased $340 million, while savings accounts decreased $56 million, jumbo certificates of deposit and eurodollars decreased $15 million, and other time deposits declined $50 million. Noninterest-bearing deposits were up $96 million to $1.67 billion at June 30, 1997 compared to $1.57 billion at December 31, 1996. Noninterest-bearing business account balances were up 13.3 percent at June 30, 1997, compared to December 31, 1996, while personal DDAs were up 5.9 percent.


RESULTS OF OPERATIONS
   Net interest income, the Corporation's principal source of earnings, increased $13.4 million or 13.2 percent in the second quarter and $27.1 million or 13.5 percent for the first six months of 1997, compared to the same periods in 1996. The increase in 1997 was due to an increase in earning asset volumes and a change in the mix of earning assets, as loan growth was funded in part from sales, maturities and principal pay downs in the investment portfolio. In addition, improved yields on earning assets contributed to the increase in net interest income. Average loans increased $717 million or 10.1 percent, while investment securities declined $197 million or 12.2 percent in the first half of 1997, compared to the same period in 1996.

   Net interest margin increased 27 basis points to 4.96 percent in the second quarter of 1997, compared to 4.69 percent for the same period in 1996. For the first half of 1997, net interest margin increased 30 basis points to 4.94 percent, compared to 4.64 percent for 1996. These increases were primarily the result of an increase in the yield on earning assets, as retail loan, residential mortgage and investment security yields improved in 1997. The increase in the yield on earning assets was also a result of the change in mix
of earning assets described above.   The cost of supporting funds also
declined slightly in 1997 as compared to 1996. This decline was a result of a decline in rates paid on time deposits and long-term debt, in addition to an increase in non-interest bearing deposits. Tables 1 and 2 provide detailed information on the average balances, interest income/expense and rates earned or paid by major balance sheet category.

   Net interest income after provision for loan losses was affected by an increase in the provision for loan losses of $5.0 million in the second quarter and $9.8 million for the first half of 1997, as compared to 1996. As discussed further in the Asset Quality section, the provision has trended upward over the last twelve months due to the increases in loans outstanding, a change in loan mix toward consumer loans and an increase in consumer loan charge-offs.

  Noninterest income continues to be a growing source of revenue for the Corporation, representing 30.2 percent of tax-equivalent net revenues in the second quarter and 29.5 percent in the first six months of 1997, increases of 89 and 48 basis points respectively, compared to the same periods in 1996. Noninterest income increased $7.6 million or 18.0 percent in the second quarter and $13.2 million or 16.2 percent for the first half of 1997, compared to the same periods in 1996. Included in 1997 were losses on sales of securities of $2.1 million in the first quarter and $1.6 million in the second quarter.
These losses were partially offset by a $1.6 million gain on the sale of $3.6 million in mortgage servicing rights in the second quarter. Excluding these transactions in 1997, noninterest income increased $15.4 million or 18.7 percent in the first half of 1997, compared to the first half of 1996. The improvement in noninterest income in 1997 was the result of significant increases in trust income, up over 18 percent due to new business in all product lines and improved market conditions, electronic banking fees, credit card income and gains on sales of residential mortgages.

STAR BANC CORPORATION AND SUBSIDIARIES
TABLE 1 AVERAGE BALANCE SHEETS AND AVERAGE RATES
(Dollars in thousands)


                                           Second Quarter, 1997               Second Quarter, 1996
                                        Daily               Average        Daily               Average
                                       Average    Interest   Rate         Average    Interest   Rate
ASSETS:
Commercial loans....................$ 2,468,921 $  53,756     8.73 %    $2,303,431 $  49,830     8.70 %
Real estate loans...................  2,661,401    57,142     8.59       2,588,620    54,473     8.42
Retail loans........................  2,774,446    64,277     9.28       2,275,586    51,723     9.12
     Total loans....................  7,904,768   175,175     8.88       7,167,637   156,026     8.73
Taxable investment securities.......  1,313,783    22,797     6.94       1,507,359    24,083     6.39
Non-taxable investment securities...     61,242     1,341     8.78          50,421     1,130     8.99
Money market investments............     65,698       938     5.72          14,187       197     5.57
     Total interest-earning assets..  9,345,491 $ 200,251     8.58 %     8,739,604 $ 181,436     8.33 %
Cash and due from banks.............    434,440                            479,501
Allowance for loan losses...........   (125,250)                          (113,010)
Other assets........................    590,014                            554,804
     Total assets...................$10,244,695                         $9,660,899

LIABILITIES AND SHAREHOLDERS' EQUITY:
Savings and NOW.....................$ 1,090,682 $   6,898     2.54 %    $1,890,429 $  10,356     2.20 %
Money market deposit accounts.......  2,043,386    15,654     3.07       1,085,036     9,929     3.68
Time deposits $100,000 and over.....    406,081     5,421     5.35         417,524     5,573     5.37
Time deposits under $100,000........  2,889,491    39,139     5.43       2,881,657    38,809     5.42
Short-term borrowings...............    988,405    12,138     4.93         919,972    10,965     4.79
Long-term debt......................    319,650     5,220     6.54         161,264     3,445     8.55
     Total interest-bearing
       liabilities..................  7,737,695 $  84,470     4.38 %     7,355,882 $  79,077     4.32 %
Noninterest-bearing deposits........  1,458,757                          1,330,067
Other liabilities...................    208,552                            143,721
Shareholders' equity................    839,691                            831,229
     Total liabilities and
       shareholders' equity.........$10,244,695                         $9,660,899


Net interest margin.................                          4.96 %                             4.69 %
Interest rate spread................                          4.20                               4.01


Note:  Interest and average rate are presented on a fully-taxable equivalent basis.  Taxable equivalent amounts are calculated utilizing marginal federal income tax rate of 35 percent. The total of nonaccruing loans is included in average amounts outstanding.


STAR BANC CORPORATION AND SUBSIDIARIES
TABLE 2 AVERAGE BALANCE SHEETS AND AVERAGE RATES
(Dollars in thousands)


                                        Year through June 30, 1997         Year through June 30, 1996
                                        Daily               Average        Daily               Average
                                       Average    Interest   Rate         Average    Interest   Rate
ASSETS:
Commercial loans....................$ 2,430,047 $ 105,438     8.74 %    $2,266,190 $  98,069     8.70 %
Real estate loans...................  2,637,534   112,507     8.54       2,576,974   108,503     8.43
Retail loans........................  2,725,842   125,086     9.22       2,233,744   102,068     9.17
     Total loans....................  7,793,423   343,031     8.84       7,076,908   308,640     8.75
Taxable investment securities.......  1,355,272    46,417     6.85       1,560,365    49,669     6.37
Non-taxable investment securities...     57,768     2,530     8.81          49,482     2,227     9.03
Money market investments............     46,274     1,303     5.68          14,778       419     5.70
     Total interest-earning assets..  9,252,737 $ 393,281     8.53 %     8,701,533 $ 360,955     8.32 %
Cash and due from banks.............    439,321                            480,915
Allowance for loan losses...........   (123,471)                          (111,064)
Other assets........................    576,033                            558,583
     Total assets...................$10,144,620                         $9,629,967


LIABILITIES AND SHAREHOLDERS' EQUITY:
Savings and NOW.....................$ 1,108,260 $  14,124     2.57 %    $1,942,666 $  21,298     2.20 %
Money market deposit accounts.......  1,952,524    28,667     2.96       1,021,342    19,191     3.78
Time deposits $100,000 and over.....    413,732    10,988     5.36         427,245    11,645     5.48
Time deposits under $100,000........  2,906,905    77,940     5.41       2,908,604    79,652     5.51
Short-term borrowings...............    989,095    23,718     4.84         882,926    21,399     4.87
Long-term debt......................    283,724     9,168     6.47         161,242     6,204     7.70
     Total interest-bearing
       liabilities..................  7,654,240 $ 164,605     4.33 %     7,344,025 $ 159,389     4.36 %
Noninterest-bearing deposits........  1,445,856                          1,314,592
Other liabilities...................    201,896                            146,651
Shareholders' equity................    842,628                            824,699
     Total liabilities and
       shareholders' equity.........$10,144,620                         $9,629,967


Net interest margin.................                          4.94 %                             4.64 %
Interest rate spread................                          4.20                               3.96

Note:  Interest and average rate are presented on a fully-taxable equivalent basis.  Taxable equivalent amounts are calculated utilizing marginal federal income tax rate of 35 percent. The total of nonaccruing loans is included in average amounts outstanding.


   Noninterest expenses totaled $79.5 million in the second quarter and $155.7 million in the first half of 1997, increases of 6.0 percent and 5.8 percent over the same periods in 1996. These increases are a result of the AmeriFirst and Connersville branch acquisitions, the opening of new retail facilities and expansion of Star Banc Finance, Inc., the Corporation's consumer finance company. Additionally, equipment expense is up due to new retail and data processing equipment and technology, while credit card processing and outside services expenses increased as a result of additional transaction volumes.
The Corporation's noninterest expense ratio continued to decline in 1997, improving to 47.97 percent in the second quarter and 48.04 percent in the first half of 1997, compared to 51.85 percent and 51.86 percent for the same periods in 1996. The improvement in the efficiency ratio reflects management's continued efforts to improve on this key performance measurement.

   The Corporation's effective tax rate was 33.6 percent for the second quarter and 33.4 percent for the first six months of 1997, reflecting a decrease of approximately 30 basis points compared to the same periods in 1996. This decline was due to higher levels of tax-exempt revenues in 1997.


RECENTLY ISSUED ACCOUNTING STANDARDS
  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all earnings per share amounts presented in the previous reported periods. Refer to Footnote No. 11 in the consolidated financial statements for further discussion on the impact of SFAS No. 128 and disclosure of proforma earnings per share amounts.


ASSET QUALITY
   As of  June 30, 1997, the allowance for loan losses was $125.5 million or
1.56 percent of loans, net of unearned interest. This compares to an allowance of $118.7 million or 1.56 percent of loans, net of unearned interest, at December 31, 1996. The allowance as a percentage of nonperforming loans increased 78 basis points to 379 percent at June 30, 1997 compared to 301 percent at December 31, 1996 and 298 percent at June 30, 1996.

  Table 3 provides a summary of activity in the allowance for loan losses account by type of loan. As shown in that table, net charge-offs totaled $10.3 million in the second quarter of 1997, a $4.7 million increase over the second quarter of 1996. As a percentage of average outstanding loans annualized net charge-offs increased 21 basis points to 0.52 percent for the second quarter of 1997, as compared to 0.31 percent for the second quarter of 1996. This was a slight decline from the 0.54 percent reported in the first quarter of 1997.

   The amount of net charge-offs and percentage of charge-offs to average loans leveled off in the second quarter of 1997 following an upward trend over the last two years, primarily in the retail loan area. The increase in net charge-offs is due to several factors including: higher levels of loans outstanding, a change in loan mix toward consumer loans and an increase in the levels of credit card losses. Net charge-offs for retail loans increased
$3.8 million in the second quarter of 1997, compared to the prior year, as net charge-offs on credit cards increased $3.0 million due in part to higher loan volumes and an increase in customer base. For the first six months of 1997, retail charge-offs are up $7.2 million or 41 basis points on an annualized basis as a percent of average loans.

STAR BANC CORPORATION AND SUBSIDIARIES
TABLE 3 SUMMARY OF LOAN LOSS EXPERIENCE
For the Periods Ended June 30
(Dollars in thousands)


                                      Second Quarter            Six Months
                                     1997        1996        1997        1996

Average loans - net of unearned
  interest......................$ 7,904,768 $ 7,167,637 $ 7,793,423 $ 7,076,908

Allowance for loan losses:

  Balance - beginning of period.$   122,029 $   109,416 $   118,689 $   106,909

  Charge-offs:

    Commercial..................     (3,930)     (3,269)     (8,227)     (6,796)

    Real estate.................       (319)       (349)       (618)       (627)

    Retail......................    (10,455)     (6,192)    (20,375)    (11,895)

      Total charge-offs.........    (14,704)     (9,810)    (29,220)    (19,318)

  Recoveries:

    Commercial..................      1,885       2,062       3,274       3,243

    Real estate.................        120         285         349         434

    Retail......................      2,434       1,932       5,033       3,794

      Total recoveries..........      4,439       4,279       8,656       7,471

        Net charge-offs.........    (10,265)     (5,531)    (20,564)    (11,847)

  Provision charged to earnings.     13,725       8,700      27,364      17,523


  Balance - end of period.......$   125,489 $   112,585 $   125,489 $   112,585


Ratio of net charge-offs to
  average loans - net of
  unearned interest.............       0.52%       0.31%       0.53%       0.34%

STAR BANC CORPORATION AND SUBSIDIARIES
TABLE 4 NONPERFORMING ASSETS
(Dollars in thousands)



                                      June 30,       December 31,      June 30,
                                        1997            1996             1996


Loans on nonaccrual status....... $     33,077    $     39,375    $      37,676

Loans which have been
  renegotiated...................           14              80               82


  Total nonperforming loans......       33,091          39,455           37,758

Other real estate owned..........        1,817           1,923            1,564


  Total nonperforming assets..... $     34,908    $     41,378    $      39,322


Percentage of nonperforming
  loans to loans* ...............         0.41%           0.52%            0.52%


Percentage of nonperforming
  assets to loans* and other
  real estate owned..............         0.44%           0.55%            0.54%



Loans past due 90 days
  or more........................ $     10,234    $     11,909    $       9,705


*  Net of unearned interest.

STAR BANC CORPORATION AND SUBSIDIARIES
TABLE 5 COMPOSITION OF NONPERFORMING LOANS
(Dollars in thousands)

                                            June 30, 1997                                 December 31, 1996
                         -----------------------------------------------  ----------------------------------------------
                                  Nonperforming Loans          90 Days                 Nonperforming Loans      90 Days
                         -------------------------------------    or      -------------------------------------    or
                           Non-   Restruc-          Percentage   More       Non-   Restruc-          Percentage   More
                         accrual   tured    Total   of Loans   Past Due   accrual   tured    Total   of Loans   Past Due

Commercial:

  Corporate..............$18,059      $14  $18,073      0.80 %    $547    $23,379      $80  $23,459      1.28 %    $937

  Commercial leasing.....  1,310       --    1,310      0.47        --      4,998       --    4,998      1.91         1

    Total commercial
      loans.............. 19,369       14   19,383      0.77       547     28,377       80   28,457      1.20       938

Real estate loans:

  Residential............  5,173       --    5,173      0.42     2,580      4,132       --    4,132      0.34     3,421

  Commercial mortgage....  5,095       --    5,095      0.44       646      2,412       --    2,412      0.21     1,142

  Construction/land
    development..........     --       --       --        --       317         --       --       --        --     1,018

    Total real estate
      loans.............. 10,268       --   10,268      0.38     3,543      6,544       --    6,544      0.25     5,581

Retail loans:

  Installment............    716       --      716      0.05     1,297      1,928       --    1,928      0.12       849

  Credit cards...........  2,477       --    2,477      0.59     4,765      2,272       --    2,272      0.54     4,392

  Retail leasing.........    247       --      247      0.03        82        254       --      254      0.03       149

    Total retail loans...  3,440       --    3,440      0.12     6,144      4,454       --    4,454      0.17     5,390

    Total loans..........$33,077      $14  $33,091      0.41 % $10,234    $39,375      $80  $39,455      0.52 % $11,909



   As shown in Tables 4 and 5, nonperforming loan levels continued to decline through the second quarter of 1997. Nonperforming loans decreased $1.9 million from the first quarter to $33.1 million, which was $4.6 million below the June 30, 1996 amount of $37.7 million. Nonperforming assets decreased $4.4 million to $34.9 million at June 30, 1997, compared to $39.3 million at June 30, 1996. The percentage of nonperforming loans to end of period loans decreased 11 basis points to 0.41 percent at June 30, 1997, compared to 0.52 at both June 30, 1996 and December 31, 1996. Loans past due 90 days or more and still accruing interest declined slightly in the second quarter, compared to the end of the first quarter and was relatively flat compared to June 30, 1996. The decrease in nonperforming assets in the second quarter of 1997 was due primarily to a decrease in the commercial leasing portfolio. Compared to June 30, 1996, nonperforming commercial loans are down while commercial real estate and credit cards are up slightly.

   The specific valuation allowance recorded on impaired loans, as prescribed by Statement of Financial Accounting Standards No. 114 (as amended by SFAS No.
118), is included in the total allowance for loan losses. In addition to the valuation allowance on impaired loans, the adequacy of the total allowance for loan losses is monitored on a continual basis and is based on management's evaluation of several key factors: the quality of the current loan portfolio, current economic conditions, evaluation of significant problem loans, an analysis of periodic internal loan reviews, delinquency trends and ratios, changes in the mix and levels of various loan types, historical charge-off and recovery experience and other pertinent information. These estimates are reviewed continually and, as adjustments become necessary, they are reported in earnings in the period in which they become known. Management believes that the allowance for loan losses at June 30, 1997 was adequate to absorb all anticipated losses in the loan portfolio as of that date.

   The recorded investment in impaired loans at June 30, 1997 was $25 million with a related valuation allowance calculated under SFAS No. 114 of $2.6 million.


LIQUIDITY, CAPITAL RESOURCES AND CASH FLOWS
   To ensure that adequate funds are always available to meet unexpected customer demands for funds, such as high levels of deposit withdrawals or loan demand, or other aspects of the banking business, the Corporation has succeeded in developing and maintaining a large stable base of core funding from customers based in its local market areas. By policy, the Corporation limits the amount its banking subsidiary can borrow, subject to the Corporation's ability to borrow funds in the capital markets in an efficient and cost effective manner. The Bank is a member of the Federal Home Loan Bank of Cincinnati and is able to issue national market retail and institutional certificates of deposit as a funding source. In 1994, the Bank prepared an offering circular in order to issue senior or subordinated bank notes of up to $500 million with terms that can vary from 30 days to 30 years. In December 1996, the Bank issued $100 million in subordinated notes under this offering circular. In addition to these funding alternatives, the Corporation maintains a presence in the national fed funds, repurchase agreements, and eurodollar markets.

  The Corporation issues commercial paper notes through a private placement memorandum up to a maximum aggregate amount of $150 million, with maturities of up to 270 days. The Corporation also issues medium term notes through a private placement memorandum up to a maximum aggregate amount of $250
million, with  maturities of 12 to 60 months.   The proceeds of the notes from
the commercial paper
and medium term notes programs are used for general corporate purposes and to provide funding to Star Banc Finance, Inc. As of June 30, 1997, $98 million in commercial paper was outstanding. The Corporation's consolidated long-term debt, which consists of the medium term notes issued by the parent and subordinated notes issued by the Bank, increased $55 million to $302 million at June 30, 1997.

   In June 1997, the Corporation formed Star Capital I, a wholly owned Delaware business trust, which issued $150 million of Corporation-obligated mandatorily redeemable Floating Rate Capital Securities. The $149 million outstanding at June 30, 1997 qualifies as tier 1 capital for regulatory capital purposes. The proceeds from the sale of these securities are used for general corporate purposes.

  In January of 1996, the Board of Directors approved the purchase of six million shares under the Corporation's buyback program over the next three years. In December 1996, the board of directors approved the purchase of an additional three million shares under the buyback program. The repurchased shares are held as treasury shares for reissue in connection with employee stock options. Through June 30, 1997, the Corporation has repurchased 4,945,000 shares under the current buyback program, of which 4,559,000 had not yet been reissued.

   Total shareholders' equity decreased $7 million in the first six months to $848 million at June 30, 1997. This decrease was due to a $4 million decline in the unrealized gain/(loss) on available-for-sale securities, in addition to a $65 million increase in treasury stock related to buyback activity. The Corporation also raised its quarterly dividend rate per common share from $0.16 in 1996 to $0.20 in 1997, a 25.0 percent increase.

   Banking industry regulators define minimum capital requirements for banks and bank holding companies. The Corporation's tier 1 and total risk-based capital ratios at June 30, 1997 were 8.56 percent and 12.54 percent, respectively, well above the minimum requirements of 4.0 percent for tier 1 capital to risk-weighted assets and 8.0 percent for total capital to risk-weighted assets. These compare to tier 1 and total ratios of 7.64 percent
and 11.88 percent at December 31, 1996.   As of  June 30, 1997 the
Corporation's leverage ratio was 7.74 percent compared to 6.53 percent at December 31, 1996. The increases in the Corporation's leverage, tier 1 and total capital ratios in the second quarter of 1997 were due primarily to the issuance of the capital securities discussed above.

 As shown in the Condensed Consolidated Statements of Cash Flows, cash flows provided by operating activities amounted to $68 million for the six months ended June 30, 1997 compared to $144 million for the same period in 1996. This decline was primarily attributable to an $80 million investment in bank owned life insurance in June 1997.


"Safe Harbor" Statement under the Private Securities Litigation Reform Act of
1995

   With the exception of historical information, the matters discussed or incorporated by reference in this report on Form 10-Q may be forward-looking statements that involve risk and uncertainties including, but not limited to, economic conditions, product demand and industry capability, competitive products and pricing, new product development, the regulatory and trade environment and other risks indicated in filings with the Securities and Exchange Commission.

PART II.  OTHER INFORMATION


 ITEMS 1. through 5. are not applicable.


 ITEM  6.  Exhibits and Reports on Form 8-K

            (A)  Exhibits filed:
                 Exhibit 11 - Computation of Earnings Per Share
                 Exhibit 27 - Financial Data Schedule

           (B) There were no Current Reports on Form 8-K filed in the second quarter of 1997.

                                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   STAR BANC CORPORATION

Date -  August 14, 1997                            /s/ Jerry A. Grundhofer
                                                   Jerry A. Grundhofer
                                                   Chairman, President, and
                                                    Chief Executive Officer



Date -  August 14, 1997                            /s/ James D. Hogan
                                                   James D. Hogan
                                                   Senior Vice President
                                                    and Controller