Form 10-Q
period 1997-09-30
STAR BANC CORP /OH/
filed 1997-11-14
CIK 36678

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

85,387,287 common shares, par value $5, outstanding at November 1, 1997

STAR BANC CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 1997

                                                                          Page
Table of Contents                                                       Number

Part I. Financial Information:
          Financial Highlights.........................................      3
          Report of Independent Public Accountants.....................      4
          Item 1. Financial Statements:
               Condensed Consolidated Financial Statements............. 5 -  8
               Notes to Condensed Consolidated Financial Statements.... 9 - 15
          Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations.....................16 - 25

Part II. Other Information:
          Item 1. Legal Proceedings....................................   none
          Item 2. Changes in Securities................................   none
          Item 3. Defaults Upon Senior Securities......................   none
          Item 4. Submission of Matters to a Vote of Security Holders..   none
          Item 5. Other Information....................................   none
          Item 6. Exhibits and Reports on Form 8-K.....................     26

Signatures.............................................................     26

PART I.  FINANCIAL INFORMATION
STAR BANC CORPORATION AND SUBSIDIARIES
FINANCIAL HIGHLIGHTS
(Dollars in thousands, except per share data)

                                                        Third Quarter                   Year through September 30,
                                                                      Percent                                Percent
                                                1997         1996(b)   Change           1997        1996(b)   Change
                                            ---------    ----------    ------    -----------   -----------    ------
Net income...............................$     50,145  $     38,217     31.2 %  $    143,031  $    116,115     23.2 %

Per share:
  Earnings per common share..............$       0.58  $       0.43     34.9 %  $       1.66  $       1.31     26.7 %
  Common dividends declared..............        0.20          0.16     25.0            0.60          0.47     27.7
  Preferred dividends declared...........          --            --       --              --          3.00       --
  Book value per common share............       10.36          9.62      7.7           10.36          9.62      7.7
  Market value per common share..........       45.94         28.38     61.9           45.94         28.38     61.9

Average balances:
  Total assets...........................$ 10,462,431  $  9,667,317      8.2 %  $ 10,251,727  $  9,642,508      6.3 %
  Earning assets.........................   9,480,821     8,833,357      7.3       9,329,600     8,745,795      6.7
  Loans, net of unearned interest........   8,117,122     7,331,866     10.7       7,902,509     7,162,514     10.3
  Deposits...............................   7,886,982     7,634,497      3.3       7,847,397     7,621,182      3.0
  Total shareholders' equity.............     864,995       837,283      3.3         850,166       828,924      2.6

Ratios:
  Return on average assets...............        1.90 %        1.57 %                   1.87 %        1.61 %
  Return on average equity...............       23.00         18.16                    22.49         18.71
  Average total shareholders' equity
    to average total assets..............        8.27          8.66                     8.29          8.60

  Risk-based capital ratios:
    Tier 1...............................        8.74          7.66                     8.74          7.66
    Total................................       12.67         10.74                    12.67         10.74
  Leverage - average assets (a)..........        7.90          6.57                     7.90          6.57

  Net interest margin....................        4.93          4.91                     4.95          4.73
  Noninterest expense to net revenue.....       47.46         53.49                    47.84         52.43
  Noninterest income as a percent
    of net revenue.......................       31.55         29.06                    30.18         29.00
  Net income to net revenue..............       29.33         24.98                    28.89         26.59


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

                              ARTHUR ANDERSEN LLP


                   Report of Independent Public Accountants


To the Shareholders and Board of Directors of Star Banc Corporation:

     We have reviewed the accompanying condensed consolidated balance sheet of STAR BANC CORPORATION (an Ohio corporation) as of September 30, 1997, and the related condensed consolidated statements of income for the three month and nine-month periods ended September 30, 1997 and 1996, and the condensed consolidated statements of changes in shareholders' equity and cash flows for the nine-month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Corporation's management.

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

Cincinnati, Ohio
   October 10, 1997

STAR BANC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

                                                      (Unaudited)
                                                     September 30,    December 31,
                                                          1997             1996
ASSETS:                                              -----------      -----------
Cash and due from banks.............................$   529,401      $   508,831
Money market investments............................    137,947           50,170
Investment securities:
  Available-for-sale................................  1,086,472        1,332,312
  Held-to-maturity (market value of $159,381 at
    September 30, 1997 and $168,326 at December 31,
    1996............................................    159,355          167,957
  Total securities..................................  1,245,827        1,500,269
Loans:
  Commercial loans..................................  2,697,466        2,406,540
  Real estate loans.................................  2,758,544        2,599,079
  Retail loans......................................  3,050,687        2,726,561
    Total loans.....................................  8,506,697        7,732,180
    Less: Unearned interest.........................    180,720          145,002
                                                      8,325,977        7,587,178
          Allowance for loan losses.................    129,853          118,689
    Net loans.......................................  8,196,124        7,468,489
Premises and equipment..............................    139,855          136,045
Acceptances - customers' liability..................     19,149           19,257
Other assets........................................    504,134          410,754
    Total assets....................................$10,772,437      $10,093,815

LIABILITIES:
Deposits:
  Noninterest-bearing deposits......................$ 1,522,249      $ 1,571,080
  Interest-bearing deposits.........................  6,353,755        6,305,181
      Total deposits................................  7,876,004        7,876,261
Short-term borrowings...............................  1,302,728          921,317
Long-term debt......................................    318,698          247,359
Trust preferred securities..........................    148,566               --
Acceptances outstanding.............................     19,149           19,257
Other liabilities...................................    223,794          174,549
    Total liabilities...............................  9,888,939        9,238,743

SHAREHOLDERS' EQUITY:
Preferred stock:
  Shares authorized - 1,000,000
  Shares outstanding -  none at September 30, 1997
    and at December 31, 1996........................         --               --
Common stock:
  Shares authorized - 100,000,000
  Shares issued - 90,481,374 at September 30, 1997
    and at December 31, 1996........................    452,407          452,407
Surplus.............................................     80,570           76,045
Retained earnings...................................    492,621          400,838
Treasury stock, at cost - 5,185,167 shares at
  September 30, 1997 and 3,722,931 at
  December 31, 1996.................................   (153,719)         (81,344)
Net unrealized gain/(loss) on available-for-sale
   securities.......................................     11,619            7,126
    Total shareholders' equity......................    883,498          855,072

    Total liabilities and shareholders' equity......$10,772,437      $10,093,815

See Notes to Condensed Consolidated Financial Statements

STAR BANC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE PERIODS ENDED SEPTEMBER 30
(Unaudited)
(Dollars in thousands, except per share data)

                                           Third Quarter            Nine Months
                                            1997    1996(a)        1997    1996(a)
INTEREST INCOME:
Interest and fees on loans..............$181,048  $161,646     $523,214  $469,401
Interest on investment securities:
  Taxable...............................  21,195    23,360       67,612    73,029
  Non-taxable...........................     919       801        2,625     2,263
Interest on money market investments....   1,321       361        2,624       780
  Total interest income................. 204,483   186,168      596,075   545,473

INTEREST EXPENSE:
Interest on deposits....................  67,853    65,357      199,572   197,143
Interest on short-term borrowings.......  12,897    10,529       36,615    31,928
Interest on long-term debt..............   7,549     2,560       16,717     8,764
  Total interest expense................  88,299    78,446      252,904   237,835

    Net interest income................. 116,184   107,722      343,171   307,638
Provision for loan losses...............  14,250    12,100       41,614    29,623
    Net interest income after
      provision for loan losses......... 101,934    95,622      301,557   278,015

NONINTEREST INCOME:
Trust income............................  14,617    11,736       41,580    34,533
Retail deposit income...................  11,132    10,125       30,899    29,131
Credit card income......................   6,434     4,966       17,110    13,545
Cash management income..................   5,123     4,039       14,081    11,699
Electronic banking income...............   4,022     2,802       11,417     7,128
Mortgage banking income.................   2,920     1,743        9,855     5,555
Investment securities gains/(losses)-net    (482)       (2)      (4,238)       (6)
All other income........................  10,177     9,044       28,709    25,063
  Total noninterest income..............  53,943    44,453      149,413   126,648

NONINTEREST EXPENSE:
Salaries................................  32,802    30,376       94,984    90,418
Pension and other employee benefits.....   5,205     4,369       15,723    14,577
Equipment expense.......................   5,005     4,403       14,441    12,752
Occupancy expense - net.................   5,847     5,693       17,003    16,152
All other expense.......................  32,292    31,981       94,720    90,075
                                          81,151    76,822      236,871   223,974
SAIF Special Assessment.................      --     5,000           --     5,000
  Total noninterest expense.............  81,151    81,822      236,871   228,974

INCOME BEFORE TAX.......................  74,726    58,253      214,099   175,689
Income tax..............................  24,581    20,036       71,068    59,574

NET INCOME..............................$ 50,145  $ 38,217     $143,031  $116,115

PER SHARE:
Earnings per common share...............$   0.58  $   0.43     $   1.66  $   1.31
Common stock cash dividends declared....    0.20      0.16         0.60      0.47
Preferred stock cash dividends declared.      --        --           --      3.00

(a) Per share amounts have been restated to reflect a 3-for-1 stock split in December 1996.

See Notes to Condensed Consolidated Financial Statements

STAR BANC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands)
(Unaudited)

                               Series B                                          Unrealized
                               Preferred  Common            Retained  Treasury   Gain/(Loss)    Total
                                Stock     Stock    Surplus  Earnings   Stock    on Securities   Equity
                               -------  --------  --------  --------  --------   ---------   ---------
Balance, January 1, 1996..... $    281 $ 150,802 $  76,937 $ 599,005 $ (12,805) $   5,957   $  820,177

 Net income..................                                116,115                           116,115
 Cash dividends declared
  on common stock............                                (41,322)                          (41,322)
 Cash dividends declared
  on Series B Preferred
  Stock......................                                     (5)                               (5)
 Issuance of common stock
  and treasury shares........                       (2,056)              8,838                   6,782
 Conversion of Series B
  Preferred Stock into
  common stock, including
  treasury stock issued......     (281)               (643)                924                      --
 Purchase of treasury
  stock......................                                          (57,199)                (57,199)
 Shares reserved to meet
  deferred compensation
  obligations................                        1,599                (196)                  1,403
 Amortization of stock
  awards.....................                          274                                         274
 Change in net unrealized
  gain/(loss) on available-
  for-sale securities........                                                      (5,579)      (5,579)
Balance, September 30, 1996.. $     -- $ 150,802 $  76,111 $ 673,793 $ (60,438) $     378   $  840,646

Balance, January 1, 1997..... $     -- $ 452,407 $  76,045 $ 400,838 $ (81,344) $   7,126   $  855,072

 Net income..................                                143,031                           143,031
 Cash dividends declared
  on common stock............                                (51,248)                          (51,248)
 Issuance of common stock
  and treasury shares........                        1,730              13,236                  14,966
 Purchase of treasury
  stock......................                                          (84,828)                (84,828)
 Shares reserved to meet
  deferred compensation
  obligations................                        2,474                (783)                  1,691
 Amortization of stock
  awards.....................                          321                                         321
 Change in net unrealized
  gain/(loss) on available-
  for-sale securities........                                                       4,493        4,493
Balance, September 30, 1997.. $     -- $ 452,407 $  80,570 $ 492,621 $(153,719) $  11,619   $  883,498

See Notes to Condensed Consolidated Financial Statements

STAR BANC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

                                                                 Nine Months Ended
                                                                    September 30
                                                                 1997         1996
                                                             ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                $  143,031   $  116,115
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization.........................    29,439       28,576
      Provision for loan losses.............................    41,614       29,623
      Provision for deferred taxes..........................    24,731        6,955
      (Gain)/loss on sale of premises and equipment - net...      (174)        (150)
      (Gain)/loss on sale of securities - net...............     4,234            6
      (Gain)/loss on sale of mortgage loans.................    (4,987)      (1,637)
      Proceeds from sale of mortgage loans .................   211,424      254,820
      Mortgage Loans originated for sale on the secondary
        market..............................................  (207,524)    (225,374)
      Net change in other assets............................   (96,541)      (5,583)
      Net change in other liabilities.......................    16,488        5,037
        Total adjustments...................................    18,704       92,273
        Net cash provided by operating activities...........   161,735      208,388

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of held-to-maturity securities...    40,250       42,182
  Proceeds from maturities of available-for-sale securities.   243,951      247,338
  Proceeds from sales of available-for-sale securities......   189,632          651
  Purchase of held-to-maturity securities...................   (31,879)     (34,583)
  Purchase of available-for-sale securities.................  (185,156)      (5,217)
  Net change in loans.......................................  (841,936)    (617,174)
  Proceeds from sales of loans..............................    71,521       14,535
  Proceeds from sales of premises and equipment.............       349          936
  Purchase of premises and equipment........................   (15,673)     (11,326)
  Net change due to acquisition of branch offices...........    83,711       32,513
    Net cash (used in) investing activities...............    (445,230)    (330,145)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in deposits....................................   (93,268)      44,089
  Net change in short-term borrowings.......................   381,411      173,483
  Principal payments on long-term debt......................         -      (12,780)
  Proceeds from issuance of long-term debt..................    71,098            -
  Proceeds from issuance of capital securities..............   148,554            -
  Proceeds from issuance of common stock....................    14,966        6,782
  Purchase of treasury stock................................   (84,828)     (57,199)
  Shares reserved to meet deferred compensation obligations.     1,691        1,403
  Dividends paid............................................   (47,782)     (39,578)
    Net cash provided by/(used in) financing activities.....   391,842      116,200
  Net change in cash and cash equivalents...................   108,347       (5,557)
  Cash and cash equivalents at beginning of year............   559,001      486,193
  Cash and cash equivalents at September 30.................$  667,348   $  480,636


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for nine months ended September 30                    1997         1996
    Interest................................................$  257,489   $  248,286
    Income Taxes............................................    30,935       29,633
  Noncash transfer of loans to other real estate owned......       897        1,162

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

DERIVATIVE FINANCIAL INSTRUMENTS
   As noted in the footnotes to its annual report on Form 10-K, the Corporation utilizes derivative financial instruments, primarily interest rate swaps and foreign exchange forward contracts for hedging purposes to reduce exposure to adverse changes in interest rates and foreign currency exchange rates. Substantially all derivatives of the Corporation are accounted for as "hedges." Interest rate swap transactions are analyzed as to the spread, asset yield or liability cost being protected. The specific asset or liability or class of assets or liabilities are identified and the correlation between the hedged item, the derivative instrument and the associated interest rate risk is documented. The Corporation periodically reviews the correlation between the rates on the derivative and the hedged items, in addition to the changes in the market value of the derivative and the changes in the fair value of the hedged item. If the underlying designated hedged item were to mature or be sold, the related derivative instrument would be marked-to-market or terminated with any gain or loss recognized in the current period.


NOTE 2.  INVESTMENT SECURITIES
   The following table summarizes unrealized gains and losses for held-to-maturity and available-for-sale securities at September 30, 1997 and December 31, 1996. (Dollars are in thousands)

                                     September 30, 1997                    December 31, 1996
                          ------------------------------------- -------------------------------------
                           Amortized     Unrealized        Fair  Amortized     Unrealized        Fair
                                Cost   Gains  Losses      Value       Cost   Gains  Losses      Value
                          ------------------------------------- -------------------------------------
Held-to-Maturity
Mortgage-backed
  securities              $   94,720 $    -- $   821 $   93,899 $  113,754 $    -- $ 1,045 $  112,709
Obligations of state and
  political subdivisions      64,635     847      --     65,482     54,203   1,920     506     55,617
Other debt securities             --      --      --         --         --      --      --         --
  Total held-to-
     maturity securities  $  159,355 $   847 $   821 $  159,381 $  167,957 $ 1,920 $ 1,551 $  168,326

                                     September 30, 1997                    December 31, 1996
                          ------------------------------------- -------------------------------------
                           Amortized     Unrealized        Fair  Amortized     Unrealized        Fair
                                Cost   Gains  Losses      Value       Cost   Gains  Losses      Value
                          ------------------------------------- -------------------------------------
Available-for-Sale
U.S. Treasuries and
  agencies                $   16,490 $   116 $    34 $   16,572 $   20,282 $   160 $     7 $   20,435
Mortgage-backed
  securities                 978,134  17,839      33    995,940  1,250,598  15,828   4,998  1,261,428
Other debt securities          1,935      13      15      1,933      1,434       6       1      1,439
Federal Reserve/FHLB
  stock and other
  equity securities           72,027      --      --     72,027     49,010      --      --     49,010
  Total available-for-
      sale securities     $1,068,586 $17,968 $    82 $1,086,472 $1,321,324 $15,994 $ 5,006 $1,332,312


   As of September 30, 1997, the Corporation reported a net unrealized gain of $17.9 million for available-for-sale securities. For the first nine months of 1997, the after-tax net unrealized gain/(loss) reported as a separate component of equity increased from a net unrealized gain of $7.1 million to a net unrealized gain of $11.6 million, increasing shareholders' equity $4.5 million.

   The following table presents the amortized cost and fair value of held-to-maturity and available-for-sale debt securities at September 30, 1997. (Dollars in thousands)

                                               Amortized             Fair
Held-to-Maturity                                    Cost            Value
One year or less                              $   62,310       $   62,320
After one year through five years                 69,799           69,810
After five years through ten years                14,714           14,716
After ten years                                   12,532           12,535
     Total                                    $  159,355       $  159,381

Available-for-Sale
One year or less                             $   262,781       $  267,179
After one year through five years                542,369          551,446
After five years through ten years               189,630          192,804
After ten years                                   73,806           75,043
     Total                                    $1,068,586       $1,086,472


Note: Maturity information related to mortgage-backed securities included above is presented based upon weighted average maturities anticipating future prepayments.

NOTE 3. LOANS
   The following table summarizes the composition of the loan portfolio, net of unearned interest, as of September 30, 1997 and December 31, 1996. (Dollars are in thousands)


                                            September 30,    December 31,
                                                  1997           1996
Commercial loans:                             ----------      ----------
  Corporate loans                             $2,034,714      $1,805,964
  Asset-based lending                            288,142         266,307
  Commercial leasing                             299,740         262,187
  Industrial revenue bonds                        26,452          28,916
    Total commercial loans                     2,649,048       2,363,374
Real estate loans:
  Residential mortgage                         1,222,400       1,203,790
  Commercial mortgage                          1,191,020       1,134,707
  Construction and land development              345,124         260,582
    Total real estate loans                    2,758,544       2,599,079
Retail loans:
  Installment                                  1,610,786       1,506,818
  Credit cards                                   434,637         420,427
  Retail leasing                                 872,962         697,480
    Total retail loans                         2,918,385       2,624,725
      Total loans, net of unearned interest   $8,325,977      $7,587,178


NOTE 4.  IMPAIRED LOANS
   The following table shows the Corporation's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 (as amended by SFAS No. 118) at September 30, 1997 and December 31, 1996. (Dollars are in thousands)

                                    September 30, 1997      December 31, 1996
                                    Recorded  Valuation    Recorded  Valuation
                                  Investment  Allowance  Investment  Allowance
Impaired Loans:                     --------   --------   ---------   --------
 Valuation allowance required       $  5,026   $  1,104    $  2,215   $    785
 No valuation allowance required      16,111         --      29,018         --
  Total impaired loans              $ 21,137   $  1,104    $ 31,233   $    785


   The average recorded investment in impaired loans for the nine months ended September 30, 1997 was $24 million, compared to $32 million for the same period in 1996. As a general policy, the Corporation applies both principal and interest payments received on impaired loans as a reduction of principal. No interest income was recognized on impaired loans in the first nine months of 1997 or 1996.

NOTE 5. ALLOWANCE FOR LOAN LOSSES
   A summary of the activity in the allowance for loan losses is shown in the following table. (Dollars are in thousands)

                                            Nine Months Ended     Year Ended
                                               September 30,    December 31,
                                               1997       1996         1996
                                            --------   --------    ---------
Balance - beginning of period              $ 118,689  $ 106,909    $ 106,909
 Loans charged-off                           (42,348)   (30,614)     (43,653)
 Recoveries on loans previously charged-off   11,898     10,639       14,660
     Net charge-offs                         (30,450)   (19,975)     (28,993)

 Provision charged to earnings                41,614     29,623       40,773
Balance - end of period                    $ 129,853  $ 116,557    $ 118,689



NOTE 6.  DEPOSITS
   The following table summarizes the composition of deposits of the Corporation as of September 30, 1997 and December 31, 1996. (Dollars are
in thousands)
                                               September 30,   December 31,
                                                    1997           1996
                                                ----------     ----------
Noninterest-bearing deposits                    $1,522,249     $1,571,080
Interest-bearing deposits:
   Savings                                         810,715        920,555
   NOW accounts                                    185,630        194,564
   Money market deposit accounts                 2,159,883      1,838,578
   Time deposits $100,000 and over - domestic      345,724        397,322
   Foreign deposits $100,000 and over               28,440         42,859
   All other deposits                            2,823,363      2,911,303
      Total interest-bearing deposits            6,353,755      6,305,181
      Total deposits                            $7,876,004     $7,876,261


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


NOTE 8. INCOME TAX
   The components of the net deferred tax liability included in other liabilities on the Corporation's consolidated balance sheets at September 30, 1997 and December 31, 1996 are shown in the following table. (Dollars are in thousands)
                                     September 30,     December 31,
                                         1997             1996
                                      ---------        ----------
Allowance for loan losses             $  45,667         $ 41,689
Deferred compensation                     4,393            3,391
Deferred loan fees and costs                796            1,133
Intangible asset amortization               476              458
Other                                     3,228            3,044
    Total deferred tax asset             54,560           49,715

Leased assets                          (112,253)         (84,868)
Fixed asset depreciation                 (5,953)          (5,953)
Pension liabilities                      (6,172)          (5,559)
Unrealized gain on securities            (6,257)          (3,862)
FHLB stock dividends                     (2,304)          (1,735)
Purchase accounting/intangible assets      (348)            (277)
Other                                    (2,992)          (2,052)
     Total deferred tax liability      (136,279)        (104,306)
      Net deferred tax liability      $ (81,719)       $ (54,591)

The Corporation has not recorded a valuation reserve related to deferred tax assets.


NOTE 9. OTHER NONINTEREST EXPENSE
   The following are included in all other expense for the three months and nine months ended September 30, 1997 and 1996. (Dollars are in thousands)

                                      Three Months       Nine Months
                                      1997     1996     1997     1996
                                   -------  -------   -------  -------
Amortization of intangible assets  $ 4,255  $ 4,414   $13,023  $12,753
Outside processing services          2,968    3,038     9,448    8,596
State taxes                          2,692    2,823     7,736    8,222
Marketing                            2,638    2,238     7,384    6,727

NOTE 10.  MORTGAGE SERVICING RIGHTS
   Effective January 1, 1997, the Corporation adopted Statement of Financial Accounting Standards No. 125 (SFAS No. 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 supersedes SFAS No. 122 "Accounting for Mortgage Servicing Rights" which was adopted by the Corporation in 1996. SFAS No. 125 requires that a servicing asset (or servicing liability) be recognized each time the Corporation undertakes the obligation to service a financial asset. Currently the Corporation recognizes servicing assets on mortgage loans to be sold on the secondary market.

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

   In estimating fair value for the purposes of impairment evaluation and measurement, all pre-SFAS No. 122 mortgage servicing assets are measured separately. During 1997, all mortgage servicing rights originated in 1996 were sold, while all 1997 mortgage servicing assets are valued based on a future sale commitment. Quarterly impairment testing of all pre-1996 mortgage servicing assets is performed using a discounted cash flow methodology assuming current national prepayment speeds and a current discount rate. The discount rates assumed were 9.5 percent at September 30, 1997 and 8.0 percent at December 31, 1996. Impairment will be recognized through a valuation allowance for each impaired stratum.

   The following is a summary of mortgage servicing assets included in other assets at September 30, 1997 and December 31, 1996. (Dollars are in thousands)

                                          Sept. 30,     Dec. 31,
                                             1997         1996
Mortgage Servicing Assets:                --------      --------
Balance at beginning of year              $ 12,820      $ 10,344
   Amount capitalized                        2,215         4,685
   Amount sold                              (4,817)           --
   Amortization                             (1,203)       (2,209)
       Balance at end of period           $  9,015      $ 12,820

Fair Value at end of period               $ 10,803      $ 15,455

   There was no valuation allowance established related to mortgage servicing rights at September 30, 1997 or December 31, 1996.

NOTE 11.  EARNINGS PER SHARE
   In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128) "Earnings per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) for all publicly held companies. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS and requires the presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS excludes all dilution, while diluted EPS reflects the potential dilution that could occur if securities, stock options or other contracts to issue common stock were exercised resulting in the issuance of common stock.

   The adoption of SFAS No. 128 is required for financial statements issued after December 15, 1997 and requires restatement of all prior period EPS data. The following table shows reported earnings per share and pro forma basic and diluted EPS of the Corporation under SFAS No. 128 for the three months and nine months ended September 30, 1997 and 1996.

                                        Three Months       Nine Months
                                        1997     1996     1997     1996
                                      ------   ------   ------   ------
Reported earnings per common share    $ 0.58   $ 0.43   $ 1.66   $ 1.31

Pro forma under SFAS No. 128:
   Basic EPS                            0.58     0.43     1.66     1.31
   Diluted EPS                          0.57     0.43     1.61     1.29


NOTE 12.  ACQUISITION
   On September 15, 1997, the Corporation announced that it had signed a definitive merger agreement to acquire Great Financial Corporation ("Great Financial"). Under the agreement the Corporation would acquire Great Financial for stock and cash, 70 percent of the outstanding shares of Great Financial will be exchanged for common shares of Star Banc Corporation stock at an exchange ratio of 0.949 Star Banc shares for each share of Great Financial.
The remaining 30 percent of Great Financial shares will be exchanged for $44 in cash for each share.

   Based on Star Banc's closing price on September 12, 1997 of $46.375 per share, the value of this transaction is approximately $655 million. This transaction is structured as a tax-free exchange for shareholders receiving stock and will be accounted for as a purchase transaction. This acquisition is expected to be completed in the first quarter of 1998.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
   Net income of Star Banc Corporation ("the Corporation") for the quarter ended September 30, 1997, was $50,145,000, a 31.2 percent increase over the third quarter of 1996. Net income for the first nine months of 1997 was $143,031,000, a 23.2 percent increase compared to the same period in 1996. Earnings per common share was $0.58 for the third quarter of 1997, compared to $0.43 for the third quarter of 1996, an increase of 34.9 percent. For the first nine months of 1997 earnings per share was $1.66, a 26.7 percent increase over the same period in 1996.

   Earnings for 1996 included a special one-time assessment to recapitalize the Savings Association Insurance Fund ("SAIF") of $5 million pre-tax. Excluding this assessment in 1996, earnings per share increased 23.4 percent in the third quarter of 1997 and 23.9 percent for the first nine months of 1997, as compared to the same periods in 1996.

   Earnings results for 1997 reflect strong increases in net interest income and noninterest income, as tax equivalized net revenues increased 11.8 percent for the third quarter and 13.4 percent for the first nine months of 1997,
compared to the same periods of 1996.   Return on average assets was 1.90 for
the third quarter and 1.87 percent for the first nine months of 1997, compared to 1.71 percent and 1.65 percent, respectively, for the same periods of 1996 (excluding the SAIF assessment). Return on average equity increased to 23.00 percent for the third quarter of 1997 compared to 19.70 percent in the prior year.

   On September 15, 1997, the Corporation announced that it had signed a definitive merger agreement to acquire Great Financial Corporation ("Great Financial"). Under the agreement 70 percent of Great Financial's outstanding shares will be exchanged for common shares of Star Banc stock at an exchange rate of 0.949 shares of Star Stock for each share of Great Financial, the remaining 30 percent of Great Financial shares will be exchanged for $44 in cash for each share. This transaction will accounted for as a purchase. Great Financial has approximately $3 billion in total assets and 45 branches in Kentucky and Indiana.


FINANCIAL CONDITION
   Total assets at September 30, 1997 amounted to $10.77 billion, up $679 million from $10.09 billion at December 31, 1996. Total loans, net of unearned interest, increased to $8.33 billion at September 30, 1997, compared to $7.59 billion at December 31, 1996. The Corporation has experienced increases in loan volumes for most lending areas for the first nine months of 1997, led by retail loans up $294 million or 11.2 percent, and commercial loans up $286 million or 12.1 percent.

   Investment securities declined $254 million to $1.25 billion at September 30, 1997, compared to $1.50 billion at December 31, 1996. This decrease was due to the sale of approximately $190 million of available-for-sale securities, in addition to scheduled maturities and paydowns on mortgage-backed securities. As of September 30, 1997, the Corporation's investment securities portfolio included $1.09 billion in securities classified as available-for-sale, a decline of $246 million from December 31, 1996, and $159 million classified as held-to-maturity. At September 30, 1997, the Corporation reported a net unrealized gain of $17.9 million on available-for-sale securities, with an offsetting increase to shareholders' equity of $11.6 million (net of tax). For the first nine months of 1997, the after-tax net unrealized gain/(loss) reported as a separate component of equity increased from an unrealized gain of $7.1 million to an unrealized gain of $11.6 million, increasing equity $4.5 million.

   Deposits declined $381 million in the third quarter of 1997 from $8.26
billion at June 30, 1997 to $7.88 billion at September 30, 1997.   The decrease
in the third quarter was across most product lines, with noninterest bearing deposits down $145 million primarily in nonpersonal DDAs and interest-bearing deposits down $236 million. Deposits were flat compared to December 31, 1996, with noninterest bearing deposits down $49 million, while interest-bearing deposits are up $49 million. The increase in interest-bearing deposits was primarily in money market deposit accounts. This increase is the result of a continued shift in customer deposits from CDs, savings and NOW accounts into tiered rate money market accounts, in addition to the introduction of a new money market account in 1997. The decline in noninterest-bearing deposits was due to lower official check balances as Star Bank transferred the processing and clearing of official checks to a third party, in addition to fluctuations in trust cash balances. Those declines were partially offset by increases in both nonpersonal and personal DDAs of 3.3 percent and 2.9 percent, respectively, as compared to December 31, 1996.


RESULTS OF OPERAIONS
   Tax equivalized net interest income, the Corporation's principal source of earnings, increased $8.5 million or 7.9 percent in the third quarter and $35.6 million or 11.5 percent for the first nine months of 1997, compared to the same periods in 1996. The increase in 1997 was due to an increase in earning asset volumes as a result of continued strong loan growth , growth in noninterest bearing deposits and improved yields on earning assets. Average loans increased $740 million or 10.3 percent, while investment securities declined $199 million or 12.7 percent and noninterest bearing deposits increased $134 million or 10.1 percent in the first nine months of 1997, compared to the same period in 1996.

   Net interest margin increased two basis points to 4.93 percent in the third quarter of 1997, compared to 4.91 percent for the same period in 1996. For the first nine months of 1997, net interest margin increased 22 basis points to
4.95 percent, compared to 4.73 percent for 1996. These increases were primarily the result of an increase in the yield on earning assets, as retail loan, residential mortgage and investment security yields improved in 1997. The increase in the yield on earning assets was also a result of the continued change in mix of earning assets, with loan growth being partially funded by
declines in the investment portfolio.   The cost of supporting funds was up in
the third quarter , but was flat for the first nine months of 1997 as compared to 1996. The increase in the third quarter was due to higher rates paid on money market accounts and short-term borrowings, partially offset by an increase in non-interest bearing deposits. Tables 1 and 2 provide detailed information on the average balances, interest income/expense and rates earned or paid by major balance sheet category.

   Net interest income after provision for loan losses was affected by an increase in the provision for loan losses of $2.2 million in the third quarter and $12.0 million for the first nine months of 1997, as compared to 1996. As discussed further in the Asset Quality section, the provision has continued to trend upward due to increases in loans outstanding, a change in loan mix toward consumer loans and an increase in consumer loan charge-offs.

  Noninterest income continues to be a growing source of revenue for the Corporation, representing 31.55 percent of tax-equivalent net revenues in the third quarter and 30.18 percent in the first nine months of 1997, increases of 249 and 118 basis points respectively, compared to the same periods in 1996. Excluding gains and losses on sales of securities, noninterest income increased $10 million or 22.4 percent in the third quarter of 1997, compared to the third quarter of 1996. Included in 1997 was $4.2 million in losses on sales of securities which was partially offset by a $1.6 million gain on the sale of $3.6 million in mortgage servicing rights.

STAR BANC CORPORATION AND SUBSIDIARIES
TABLE 1 AVERAGE BALANCE SHEETS AND AVERAGE RATES
(Dollars in thousands)

                                           Third Quarter, 1997                Third Quarter, 1996
                                        Daily               Average        Daily               Average
                                       Average   Interest    Rate         Average   Interest    Rate
ASSETS:
Commercial loans....................$ 2,558,418 $  55,662     8.64 %    $2,340,167 $  51,105     8.69 %
Real estate loans...................  2,691,723    58,491     8.68       2,597,646    55,343     8.52
Retail loans........................  2,866,981    67,317     9.35       2,394,053    55,684     9.27
     Total loans....................  8,117,122   181,470     8.90       7,331,866   162,132     8.82
Taxable investment securities.......  1,209,931    21,195     7.00       1,422,619    23,360     6.57
Non-taxable investment securities...     62,807     1,359     8.61          52,718     1,107     8.37
Money market investments............     90,961     1,321     5.76          26,154       361     5.49
     Total interest-earning assets..  9,480,821 $ 205,345     8.63 %     8,833,357 $ 186,960     8.44 %
Cash and due from banks.............    458,259                            395,109
Allowance for loan losses...........   (127,960)                          (114,978)
Other assets........................    651,311                            553,829
     Total assets...................$10,462,431                         $9,667,317

LIABILITIES AND SHAREHOLDERS' EQUITY:
Savings and NOW.....................$ 1,042,849 $   6,537     2.49 %    $1,129,414 $   7,063     2.49 %
Money market deposit accounts.......  2,110,859    16,938     3.18       1,816,991    12,914     2.83
Time deposits $100,000 and over.....    402,102     5,437     5.36         413,269     5,569     5.36
Time deposits under $100,000........  2,844,233    38,941     5.43       2,927,316    39,811     5.41
Short-term borrowings...............  1,049,659    12,897     4.87         891,448    10,529     4.70
Long-term debt......................    451,963     7,549     6.66         152,351     2,560     6.72
     Total interest-bearing
       liabilities..................  7,901,665 $  88,299     4.44 %     7,330,789 $  78,446     4.26 %
Noninterest-bearing deposits........  1,486,939                          1,347,507
Other liabilities...................    208,832                            151,738
Shareholders' equity................    864,995                            837,283
     Total liabilities and
       shareholders' equity.........$10,462,431                         $9,667,317

Net interest margin.................                          4.93 %                             4.91 %
Interest rate spread................                          4.19                               4.18

Note:  Interest and average rate are presented on a fully-taxable equivalent basis.  Taxable equivalent amounts are calculated utilizing marginal federal income tax rate of 35 percent. The total of nonaccruing loans is included in average amounts outstanding.

STAR BANC CORPORATION AND SUBSIDIARIES
TABLE 2 AVERAGE BALANCE SHEETS AND AVERAGE RATES
(Dollars in thousands)

                                      Year through September 30, 1997    Year through September 30, 1996
                                        Daily               Average        Daily               Average
                                       Average   Interest     Rate        Average   Interest     Rate
ASSETS:
Commercial loans....................$ 2,473,308 $ 161,100     8.71 %    $2,291,029 $ 149,173     8.70 %
Real estate loans...................  2,655,796   170,997     8.59       2,583,915   163,847     8.46
Retail loans........................  2,773,405   192,402     9.26       2,287,570   157,752     9.20
     Total loans....................  7,902,509   524,499     8.86       7,162,514   470,772     8.77
Taxable investment securities.......  1,306,292    67,612     6.90       1,514,115    73,029     6.43
Non-taxable investment securities...     59,466     3,891     8.74          50,568     3,334     8.80
Money market investments............     61,333     2,624     5.72          18,598       780     5.60
     Total interest-earning assets..  9,329,600 $ 598,626     8.57 %     8,745,795 $ 547,915     8.36 %
Cash and due from banks.............    445,703                            452,104
Allowance for loan losses...........   (124,984)                          (112,379)
Other assets........................    601,408                            556,988
     Total assets...................$10,251,727                         $9,642,508

LIABILITIES AND SHAREHOLDERS' EQUITY:
Savings and NOW.....................$ 1,086,217 $  20,661     2.54 %    $1,669,604 $  28,361     2.27 %
Money market deposit accounts.......  2,005,882    45,604     3.04       1,288,494    32,105     3.33
Time deposits $100,000 and over.....    409,813    16,425     5.36         422,553    17,214     5.44
Time deposits under $100,000........  2,885,784   116,882     5.42       2,914,887   119,463     5.47
Short-term borrowings...............  1,009,505    36,615     4.85         885,787    31,928     4.81
Long-term debt......................    340,425    16,717     6.55         158,257     8,764     7.38
     Total interest-bearing
       liabilities..................  7,737,626 $ 252,904     4.37 %     7,339,582 $ 237,835     4.33 %
Noninterest-bearing deposits........  1,459,701                          1,325,644
Other liabilities...................    204,234                            148,358
Shareholders' equity................    850,166                            828,924
     Total liabilities and
       shareholders' equity.........$10,251,727                         $9,642,508

Net interest margin.................                          4.95 %                             4.73 %
Interest rate spread................                          4.20                               4.03

Note:  Interest and average rate are presented on a fully-taxable equivalent basis.  Taxable equivalent amounts are calculated utilizing marginal federal income tax rate of 35 percent. The total of nonaccruing loans is included in average amounts outstanding.

Excluding these transactions in 1997, noninterest income increased $25.3 million or 20.0 percent in the first nine months of 1997, compared to 1996. The improvement in noninterest income in 1997 was the result of a 20.4 percent increase in trust income due to new business in all product lines and improved market conditions, in addition to significant increases in electronic banking income, credit card income cash management income and gains on sales of residential mortgages.

   Noninterest expenses totaled $81.2 million in the third quarter and $236.9 million in the first nine months of 1997. Excluding the SAIF assessment in the third quarter of 1996, noninterest expenses increased 5.6 percent and 5.8 percent over the same periods in 1996. These increases are a result of the AmeriFirst and Connersville branch acquisitions, the opening of new retail facilities and expansion of Star Banc Finance, Inc., the Corporation's consumer
finance company.   Additionally, equipment expense is up due to new retail and data processing equipment and technology, while credit card processing and outside services expenses are up due to additional transaction volumes. The Corporation's noninterest expense ratio has continued to decline in 1997, improving to 47.46 percent in the third quarter and 47.84 percent for the first nine months of 1997, compared to 50.22 percent and 51.28 percent for the same periods in 1996 (excluding SAIF). The improvement in the efficiency ratio reflects management's continued efforts to improve on this key performance measurement.

   The Corporation's effective tax rate was 32.9 percent for the third quarter and 33.2 percent for the first nine months of 1997, compared to 34.4 percent and 33.9 percent for the same periods in 1996. These declines are due to higher levels of tax-exempt revenues in 1997.


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


ASSET QUALITY
   As of September 30, 1997, the allowance for loan losses was $129.9 million or 1.56 percent of loans, net of unearned interest. This compares to an allowance of $118.7 million or 1.56 percent of loans, net of unearned interest, at December 31, 1996. The allowance as a percentage of nonperforming loans increased 138 basis points to 439 percent at September 30, 1997 compared to 301 percent at December 31, 1996.

  Table 3 provides a summary of activity in the allowance for loan losses account by type of loan. As shown in that table, net charge-offs totaled $9.9 million in the third quarter of 1997, a $1.8 million increase over the third
quarter of 1996.   As a percentage of average outstanding loans, annualized net charge-offs increased four basis points to 0.48 percent for the third quarter of 1997, as compared to 0.44 percent for the third quarter of 1996. This was the second consecutive quarterly decline in this ratio from 0.52 percent for the second quarter and 0.54 percent in the first quarter of 1997.

STAR BANC CORPORATION AND SUBSIDIARIES
TABLE 3 SUMMARY OF LOAN LOSS EXPERIENCE
For the Periods Ended September 30
(Dollars in thousands)


                                       Third Quarter            Nine Months
                                     1997        1996        1997        1996
                                 ----------  ----------  ----------  ----------
Average loans - net of unearned
  interest..................... $ 8,117,122 $ 7,331,866 $ 7,902,509 $ 7,162,514

Allowance for loan losses:
  Balance - beginning of
    period..................... $   125,489 $   112,585 $   118,689 $   106,909

  Charge-offs:
    Commercial.................      (2,615)     (4,152)    (10,842)    (10,948)
    Real estate................        (340)       (188)       (958)       (815)
    Retail.....................     (10,173)     (6,956)    (30,548)    (18,851)
      Total charge-offs........     (13,128)    (11,296)    (42,348)    (30,614)

  Recoveries:
    Commercial.................         890       1,098       4,164       4,341
    Real estate................         307          70         656         504
    Retail.....................       2,045       2,000       7,078       5,794
      Total recoveries.........       3,242       3,168      11,898      10,639

        Net charge-offs........      (9,886)     (8,128)    (30,450)    (19,975)

  Provision charged to
    earnings...................      14,250      12,100      41,614      29,623

  Balance - end of period...... $   129,853 $   116,557 $   129,853 $   116,557


Ratio of net charge-offs to
  average loans - net of
  unearned interest............        0.48%       0.44%       0.52%       0.37%

STAR BANC CORPORATION AND SUBSIDIARIES
TABLE 4 NONPERFORMING ASSETS
(Dollars in thousands)

                                   September 30,   December 31,   September 30,
                                       1997            1996             1996
                                   -----------    ------------    -------------
Loans on nonaccrual status....... $    29,541     $    39,375     $     42,987

Loans which have been
  renegotiated...................          12              80               81

  Total nonperforming loans......      29,553          39,455           43,068

Other real estate owned..........       1,927           1,923            2,685

  Total nonperforming assets..... $    31,480     $    41,378     $     45,753

Percentage of nonperforming
  loans to loans* ...............        0.35%           0.52%            0.57%

Percentage of nonperforming
  assets to loans* and other
  real estate owned..............        0.38%           0.55%            0.61%

Loans past due 90 days
  or more........................ $    12,542     $    11,909     $     15,035


*  Net of unearned interest.


STAR BANC CORPORATION AND SUBSIDIARIES
TABLE 5 COMPOSITION OF NONPERFORMING LOANS
(Dollars in thousands)

                                            September 30, 1997                               December 31, 1996
                           ------------------------------------------------ ------------------------------------------------
                                     Nonperforming Loans          90 Days                 Nonperforming Loans      90 Days
                           --------------------------------------    or      -------------------------------------    or
                              Non-   Restruc-          Percentage   More       Non-   Restruc-          Percentage   More
                            accrual   tured    Total   of Loans   Past Due   accrual   tured    Total   of Loans   Past Due
                           ------------------------------------------------ ------------------------------------------------
Commercial:

  Corporate.................$15,070      $12  $15,082      0.64 %    $323    $23,379      $80  $23,459      1.28 %    $937

  Commercial leasing........  1,357       --    1,357      0.45        --      4,998       --    4,998      1.91         1

    Total commercial loans.. 16,427       12   16,439      0.62       323     28,377       80   28,457      1.20       938

Real estate loans:

  Residential...............  5,636       --    5,636      0.46     3,405      4,132       --    4,132      0.34     3,421

  Commercial mortgage.......  3,980       --    3,980      0.33       551      2,412       --    2,412      0.21     1,142

  Construction/land
    development.............     --       --       --        --       265         --       --       --        --     1,018

    Total real estate loans.  9,616       --    9,616      0.35     4,221      6,544       --    6,544      0.25     5,581

Retail loans:

  Installment...............  1,040       --    1,040      0.06     1,586      1,928       --    1,928      0.12       849

  Credit cards..............  2,100       --    2,100      0.48     6,335      2,272       --    2,272      0.54     4,392

  Retail leasing............    358       --      358      0.04        77        254       --      254      0.03       149

    Total retail loans......  3,498       --    3,498      0.12     7,998      4,454       --    4,454      0.17     5,390

    Total loans.............$29,541      $12  $29,553      0.35 % $12,542    $39,375      $80  $39,455      0.52 % $11,909


   The amount of net charge-offs and percentage of charge-offs to average loans have declined over the last two quarters of 1997 following an upward trend over the last two years, primarily in the retail loan area. The increase in net charge-offs, as compared to 1996, is due to several factors including: higher levels of loans outstanding, a change in loan mix toward consumer loans and an increase in the levels of credit card losses. Net charge-offs for retail loans increased $3.2 million in the third quarter of 1997, compared to the prior year, as net charge-offs on credit cards increased $1.9 million due in part to higher loan volumes and an increase in customer base. For the first nine months of 1997, retail net charge-offs are up $10.4 million or 37 basis points on an annualized basis as a percent of average loans.

   As shown in Tables 4 and 5, nonperforming loan levels continued to decline through the third quarter of 1997. Nonperforming loans decreased $9.9 million from December 31, 1996 to $29.6 million at September 30, 1997, which was $13.5 million below the September 30, 1996 amount of $43.1 million. Nonperforming assets also decreased $9.9 million from December 31, 1996 to $31.5 million at September 30, 1997. The percentage of nonperforming loans to end of period loans was 0.35 percent at September 30, 1997, a decline of 17 basis points compared to 0.52 at December 31, 1996 and down 22 basis compared to September 31, 1996 . The decline in nonperforming assets in 1997 was due in part to continued improvement in economic conditions for businesses, resulting in decreases in the commercial loan and commercial leasing portfolios. Loans past due 90 days or more and still accruing interest increased slightly in 1997 compared to December 31, 1996 and declined $2.5 million compared to September
30, 1996.   The decline in past due loans since September 30, 1996 was in commercial real estate loans partially offset by an increase in credit cards.

   The specific valuation allowance recorded on impaired loans, as prescribed by Statement of Financial Accounting Standards No. 114 (as amended by SFAS No.
118), is included in the total allowance for loan losses. In addition to the valuation allowance on impaired loans, the adequacy of the total allowance for loan losses is monitored on a continual basis and is based on management's evaluation of several key factors. Estimates are reviewed continually and, as adjustments become necessary, they are reported in earnings in the period in which they become known. Management believes that the allowance for loan losses at September 30, 1997 was adequate to absorb all anticipated losses in the loan portfolio at that date.

   The recorded investment in impaired loans at September 30, 1997 was $21 million with a related valuation allowance calculated under SFAS No. 114 of $1.1 million.


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

  The Corporation issues commercial paper notes through a private placement memorandum up to a maximum aggregate amount of $150 million, with maturities of up to 270 days. The Corporation also issues medium term notes through a private placement memorandum up to a maximum aggregate amount of $250 million,
with  maturities of 12 to 60 months.   The proceeds of the notes from the
commercial paper and medium term notes programs are used for general corporate purposes and to provide funding to Star Banc Finance, Inc. As of September 30, 1997, $112 million in commercial paper was outstanding. The Corporation's consolidated long-term debt, which consists of the medium term notes issued by the parent and subordinated notes issued by the Bank, increased $71 million to $319 million at September 30, 1997.

   In June 1997, the Corporation formed Star Capital I, a wholly owned Delaware business trust, which issued $150 million of Corporation-obligated mandatorily
redeemable Floating Rate Capital Securities.   The $149 million outstanding at
September 30, 1997 qualifies as tier 1 capital for regulatory capital purposes. The proceeds from the sale of these securities were used for general corporate purposes.

  In January of 1996, the Board of Directors approved the purchase of six million shares under the Corporation's buyback program over the next three years. In December 1996, the board of directors approved the purchase of an additional three million shares under the buyback program. The repurchased shares are held as treasury shares for reissue in connection with employee stock options. Through September 30, 1997, the Corporation has repurchased 5,194,000 shares under the current buyback program, of which 4,584,000 had not yet been reissued.

   Total shareholders' equity increased $28 million in the first nine months to $883 million at September 30, 1997. This increase was due to a $4 million increase in the unrealized gain/(loss) on available-for-sale securities and retention of net income after dividends, partially offset by a $72 million increase in treasury stock related to buyback activity. The Corporation also raised its quarterly dividend rate per common share from $0.16 in 1996 to $0.20 in 1997, a 25.0 percent increase.

   Banking industry regulators define minimum capital requirements for banks and bank holding companies. The Corporation's tier 1 and total risk-based capital ratios at September 30, 1997 were 8.74 percent and 12.67 percent, respectively, well above the minimum requirements of 4.0 percent for tier 1 capital to risk-weighted assets and 8.0 percent for total capital to risk-weighted assets. These compare to tier 1 and total ratios of 7.64 percent
and 11.88 percent at December 31, 1996.   As of  September 30, 1997 the
Corporation's leverage ratio was 7.90 percent compared to 6.53 percent at December 31, 1996. The increases in the Corporation's leverage, tier 1 and total capital ratios for the first nine months of 1997 were due primarily to the issuance of the capital securities discussed above.

  As shown in the Condensed Consolidated Statements of Cash Flows, cash flows provided by operating activities amounted to $162 million for the nine months ended September 30, 1997 compared to $208 million for the same period in 1996. This decline was primarily attributable to an $80 million investment in bank owned life insurance in June 1997.


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

            (A)  Exhibits filed:
                 Exhibit 11 - Computation of Earnings Per Share
                 Exhibit 27 - Financial Data Schedule

            (B) A Current Report on Form 8-K was filed on September 25, 1997, announcing the signing of a merger agreement to purchase
                 Great Financial Corporation.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        STAR BANC CORPORATION

   November 14, 1997                    /s/ Jerry A. Grundhofer
   -----------------                    ------------------------------
        Date                            Jerry A. Grundhofer
                                        Chairman, President, and Chief
                                        Executive Officer


   November 14, 1997                    /s/ David M. Moffett
   -----------------                    -----------------------------
        Date                            David M. Moffett
                                        Executive Vice President
                                        and CFO