Form 10-K
period 1997-12-31
STAR BANC CORP /OH/
filed 1998-04-01
CIK 36678

United States
                   Securities and Exchange Commission
                         Washington, D.C. 20549

                               FORM 10-K

 (Mark One)

 [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended   December 31, 1997

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of common stock held by non-affiliates was approximately $4,943,000,000 based upon the closing price of these shares on March 20, 1998.

As of March 1, 1998, there were 95,250,353 shares of common stock outstanding.

                    Documents Incorporated by Reference
Portions of Star Banc Corporation's Proxy Statement for the Annual Meeting of Shareholders on April 14, 1998 are incorporated by reference into Part III.

Portions of Star Banc Corporation's Annual Report to Shareholders for the year ended December 31, 1997 are incorporated by reference into Parts I, II, III and IV.

STAR BANC CORPORATION
INDEX TO FORM 10-K

                                                                        10-K
Part I                                                               Page(s)
----------------------------------------------------------------------------
Item 1. BUSINESS
         Description of Business...........................................5
Item 2. PROPERTIES.........................................................6
Item 3. LEGAL PROCEEDINGS..................................................6
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS(a)..............

Part II
----------------------------------------------------------------------------
Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS............................................................6
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        AND FINANCIAL DISCLOSURE........................................None
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:
         Consolidated Balance Sheets as of December 31, 1997 and 1996......7

Part III
----------------------------------------------------------------------------
Item 10.  DIRECTORS OF THE REGISTRANT (a)...................................
           EXECUTIVE OFFICERS OF THE REGISTRANT............................8
Item 11.  EXECUTIVE COMPENSATION (a)........................................
Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT (a)................................................
Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (a)................
----------------------------------------------------------------------------

(a) Incorporated by reference from Star Banc Corporation's (the Corporation) Proxy Statement for the Annual Meeting of Shareholders on April 14, 1998.

STAR BANC CORPORATION
INDEX TO FORM 10-K (continued)


Part IV
----------------------------------------------------------------------------
Item 14. EXHIBITS, REPORTS ON FORM 8-K, AND FINANCIAL STATEMENT SCHEDULES(b)
         EXHIBITS:
         Exhibit 3.1 Amended Articles of Incorporation of Star Banc Corporation (previously filed as an exhibit to the registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference)
         Exhibit 3.2 Code of Regulations (previously filed as an exhibit to the registrant's Annual Report on Form 10-K for the year ended December 31, 1988, and incorporated herein by reference)
         Exhibit 4 Rights Agreement (previously filed as an exhibit to the registrant's Current Report on Form 8-K, dated October 27, 1989, and incorporated herein by reference)
         Exhibit 10.1 1986 Stock Incentive Plan (previously filed as an exhibit to Registration Statement No. 33-9494 and incorporated herein by reference)
         Exhibit 10.2 Amended 1991 Stock Incentive Plan (previously filed as an exhibit to 1993 Proxy Statement and incorporated herein by reference)
         Exhibit 10.3 1987 Deferred Compensation Plan (previously filed as an exhibit to Registration Statement No.33-10085 and incorporated herein by reference)
         Exhibit 10.4 1996 Stock Incentive Plan (previously filed as an exhibit to 1996 Proxy Statement and incorporated herein by reference)
         Exhibit 10.5 Severance and Employment Agreements
         Exhibit 11   Computation of Earnings Per Share
         Exhibit 13   Annual Report to Security Holders
         Exhibit 21   Subsidiaries of the Registrant
         Exhibit 23 Consent of Independent Public Accountants in regards to the previously filed Registration Statements No. 2-94845, No. 33-9494, No. 33-10085, No. 33-24672, No. 33-46018,
                      No. 33-61308, No. 333-20133 and No. 333-42041.
         Exhibit 24   Power of Attorney

         FORM 8-K.  During the fourth quarter of 1997, the Corporation filed no
                    Current Reports on Form 8-K.

The Corporation will file with the Commission its long-term debt instruments upon request.
----------------------------------------------------------------------------
SIGNATURES................................................................10
----------------------------------------------------------------------------
(b) Certain documents filed as a part of the Form 10-K Financial Statements and Financial statement schedules have been omitted due to inapplicability or because required information is shown in the consolidated financial statements or notes thereto. Copies of exhibits may be obtained at a cost of 30 cents per page upon written request to the chief financial officer of the Corporation.

STAR BANC CORPORATION
ANNUAL REPORT CROSS-REFERENCE INDEX


The page numbers used in this index represent pages in the Star Banc
Corporation 1997 Annual Report.                                       Annual
                                                                      Report
PART I                                                               Page(s)
----------------------------------------------------------------------------
Item 1.   Statistical Disclosure By Bank Holding Companies:
          Financial Ratios................................................15
          Average Balance Sheets and Average Rates........................20
          Volume/Rate Variance Analysis...................................21
          Investment Securities........................................31-32
          Loans........................................................26-27
          Risk Elements of Loan Portfolio..............................27-30
          Summary of Loan Loss Experience.................................28
          Deposits.....................................................32-33
          Short-Term Borrowings...........................................45

PART II
----------------------------------------------------------------------------
Item 6. Selected Financial Data...........................................15
Item 7. Management's Discussion and Analysis of Financial Condition and
        Results of Operations..........................................16-35
Item 8. Financial Statements and Supplementary Data:
        Report of Independent Public Accountants..........................59
        Consolidated Statements of Income for the years ended
         December 31, 1997, 1996 and 1995.................................37
        Consolidated Statements of Shareholders' Equity for the
         years ended December 31, 1997, 1996 and 1995.....................38
        Consolidated Statements of Cash Flows for the years ended
         December 31, 1997, 1996 and 1995.................................39
        Notes to Consolidated Financial Statements.....................40-58
        Selected Quarterly Financial Data for the periods ended
         December 31, 1997 and 1996.......................................58

Part III
----------------------------------------------------------------------------
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ..............60
-------------------------------------------------------------------------

The following is an amendment to Note 12 - Trust Preferred Securities on page 47 of the Star Banc Corporation 1997 Annual Report.

Note 12 - Trust Preferred Securities
     In 1997, the Corporation formed Star Capital I ("the Trust"), a wholly owned Delaware business trust which issued $150 million of Corporation-obligated mandatorily redeemable Floating Rate Securities ("Capital Securities") and $4,640,000 aggregate liquidation amount of Corporation-obligated redeemable Floating Rate Common Securities (the "Common Securities"; together with the Capital Securities, the "Trust Securities"). The Trust used the proceeds from the issuance of the Trust Securities to purchase a like amount of Floating Rate Junior Subordinated Debentures ("the Debentures") of the parent company. The debentures are the sole assets of the Trust, and all the Common Securities are held by the Corporation. The Corporation used the proceeds from the sale of the Debentures for general corporate purposes, which included repurchase of common equity of the Corporation, repayment of indebtedness and the financing of possible acquisitions.
     The Trust Securities accrue and pay distributions quarterly at an annual rate equal to three month LIBOR plus 0.765% of the liquidation amount of $1,000 per Trust Security. The Corporation has fully and unconditionally guaranteed the obligations of the Trust. The guarantee covers the payment of the distributions and payments on liquidation of the Trust or the redemption of the Trust Securities, but only to the extent of the funds held by the Trust. The Corporation has the right to defer payment of interest on the Debentures at any time or from time to time for a period not exceeding 20 consecutive quarters, provided that no deferred period extends beyond the stated maturity of the Debentures.
     The Trust Securities are mandatorily redeemable upon the maturity of the Debentures on July 15, 2027, or upon earlier redemption as provided by the indenture. The parent company can redeem the Debentures in whole or in part on or after June 15, 2007 or any time in whole or upon the occurrence of a Special Event (as defined in the offering circular). For financial reporting purposes the Corporation treats the Trust Securities as debt and the distributions to the security holders are recorded as interest expense.

DESCRIPTION OF BUSINESS

    Star Banc Corporation ("the Corporation") was organized as a Delaware corporation in 1973 under the name First National Cincinnati Corporation. In 1988, it was reincorporated under the laws of the State of Ohio and in 1989 changed its name to the current form. Executive offices are maintained in Cincinnati, Ohio.
   The Corporation is a bank holding company as defined by the Bank Holding Company Act of 1956, as amended, and is registered with the Board of Governors of the Federal Reserve System. As such, it is subject to regulation and examination by the Federal Reserve.
   Through its banking subsidiary, the Corporation is engaged in commercial banking and trust business, providing a full range of consumer, commercial and trust financial products and investment services throughout Ohio, Kentucky and Indiana. The Corporation competes for loans and/or deposits with numerous other banks and financial institutions throughout its market area, as well as with mutual funds, brokerage firms and other types of financial service providers.
   Types of loans offered through its banking subsidiary includes commercial loans, commercial leasing, commercial and residential mortgages, real estate construction and a variety of consumer loan products including installment loans, credit cards and retail leasing. The Corporation's loan portfolio is well diversified between wholesale and consumer loans, with none of the above mentioned loan types exceeding 30 percent of the total portfolio. See note 4 to the Consolidated Financial Statements, on page 43 of the Corporation's Annual Report, for additional loan information. The Corporation invests in U.S. Treasury and a variety of mortgage-back securities in order to 1) facilitate the management of interest rate risk, 2) provide liquidity, 3) provide a degree of credit diversification and flexibility in the balance sheet, and 4) provide collateral as necessary for public deposits. See the Management's Discussion and Analysis section on pages 31 and 32 of the Corporation's Annual Report for additional information on investment securities.
   In the past five years the Corporation has continued to expand through the acquisition of branch offices or other smaller banking institutions throughout its market area of Ohio, Kentucky and Indiana. Most recently the Corporation purchased seven branch offices in southwestern Ohio from AmeriFirst Bank, N.A. and five offices in Indiana from National City Bank. This followed the 1995 purchase of 24 Columbus, Ohio area branch offices from Household Bank, Federal Savings Bank, and prior purchases of branch offices in the Cleveland and Akron, Ohio areas. The Corporation continues to explore other acquisition opportunities in its tri-state market area.
   In 1996 the Corporation merged its Kentucky and Indiana banks into Star Bank, N.A., resulting in the Corporation wholly owning one subsidiary bank with over 260 offices in Ohio, Kentucky and Indiana. This followed a comprehensive restructuring program in 1993 in which the Corporation merged its six
Ohio banks in Columbus, Eaton, Hillsboro, Ironton, Sidney and Troy with Star Bank, N.A. In addition, the Corporation merged its two Indiana banks in Lawrenceburg and Richmond to form Star Bank, N.A., Indiana. Star Bank, N.A. is a national bank. The primary regulator of all national banks is the Office of Comptroller of the Currency. As a federally insured institution and member of the Federal Reserve System, Star Bank, N.A. is also subject to regulation by the Federal Deposit Insurance Corporation ("FDIC") and the Federal Reserve.
   The Miami Valley Insurance Company, a wholly-owned subsidiary of the Corporation, is incorporated under the laws of the State of Arizona and is engaged solely in the business of issuing credit life and accident and health insurance in connection with the lending activities of the Corporation's Ohio and Indiana bank offices. In 1996, First National Cincinnati Corporation purchased the 24.5 percent ownership of the Corporation's headquarters building that was held directly by the Corporation. Also in 1996, First National Cincinnati Corporation merged into Star Banc Center Company and become a wholly-owned subsidiary of Star Bank, N.A. In 1995, the Corporation formed a wholly-owned consumer finance company, known as Star Banc Finance, Inc. The finance company offers consumers a broad mix of credit products and services, such as indirect and direct auto loans, second mortgages and personal loans.
   A tabulation of pertinent financial and operational data for Star Banc Corporation's banking subsidiary as of December 31, 1997 is shown in the following table.

BANKING SUBSIDIARY

As of December 31, 1997 (dollars in thousands)          Total     Employees
                     Total       Total       Total     Equity    (Full-Time  Banking
                    Assets       Loans    Deposits    Capital   Equivalent)  Offices
------------------------------------------------------------------------------------
Star Bank, N.A. $10,671,936 $8,211,809  $8,206,427   $790,797        4,049       279
<TABLE/>


The Corporation and its subsidiaries had a total of 4,099 full-time equivalent employees at December 31, 1997. The Corporation's banking subsidiary operated a total of 279 full service offices at December 31, 1997.


PROPERTIES

Star Banc Corporation and Star Bank, N.A. maintain their offices in Star Bank
Center, a 26-story office tower in downtown Cincinnati, which is wholly-owned by the Corporation. This office building contains approximately 562,000 square feet of space of which the Corporation and Star Bank, N.A. occupy approximately 255,000 square feet or 45 percent of the space in the building.
Of the 279 banking offices operated by the Coporation's banking subsidiary, 122 are owned and 157 are leased.


LEGAL PROCEEDINGS

Neither the Corporation nor any of its subsidiaries presently is involved in litigation which in the opinion of management will result in a material effect upon the Corporation's consolidated financial position or results of operations. See Note 20 to the Consolidated Financial Statements, on page 53 of the Corporation's Annual Report, for additional information.


MARKET AND DIVIDEND

The Corporation's common stock (symbol: "STB") is traded on the New York Stock
Exchange. The following table sets forth the high and low sales prices of the common stock for each quarterly period during 1997 and 1996 as reported by the National Association of Securities Dealers, Inc., as well as dividends per share which have been declared on a quarterly basis. The following amounts have been restated for a 3-for-1 stock split declared in December, 1996.

                                                             Cash Dividends
                           1997                1996        Declared Per Share
                     ---------------     ---------------     ---------------
                      High       Low      High       Low     1997       1996
                     -----     -----     -----     -----     ----       ----
Fourth Quarter      $58.00    $46.13    $31.38    $27.96    $0.20      $0.16
Third Quarter        47.06     42.63     28.80     21.92     0.20       0.16
Second Quarter       44.75     38.88     23.38     21.08     0.20       0.16
First Quarter        45.25     29.70     22.21     18.71     0.20       0.16

At December 31, 1997, there were 9,262 holders of record of the Corporation's common stock.


CONSOLIDATED BALANCE SHEETS

As of December 31 (dollars in thousands)              1997          1996
------------------------------------------------------------------------
Assets:
Cash and due from banks                        $   577,479   $   508,831
Money market investments                           238,441        50,170
Investment securities:
 Available-for-sale                              1,007,619     1,332,312
 Held-to-maturity (market value of
  $154,996 in 1997 and $168,326 in 1996)           154,549       167,957
------------------------------------------------------------------------
     Total securities                            1,162,168     1,500,269
Loans:
 Commercial loans                                2,719,626     2,406,540
 Real estate loans                               2,773,212     2,599,079
 Retail loans                                    3,150,370     2,726,561
------------------------------------------------------------------------
     Total loans                                 8,643,208     7,732,180
     Less: Unearned interest                       198,942       145,002
------------------------------------------------------------------------
                                                 8,444,266     7,587,178
           Allowance for loan losses               132,055       118,689
------------------------------------------------------------------------
     Net loans                                   8,312,211     7,468,489
Premises and equipment                             141,439       136,045
Acceptances--customers' liability                   16,764        19,257
Other assets                                       510,399       410,754
------------------------------------------------------------------------
     Total assets                              $10,958,901   $10,093,815
------------------------------------------------------------------------
Liabilities:
Deposits:
 Noninterest-bearing deposits                  $ 1,717,987   $ 1,571,080
 Interest-bearing deposits                       6,479,588     6,305,181
------------------------------------------------------------------------
     Total deposits                              8,197,575     7,876,261
Short-term borrowings                            1,113,570       921,317
Long-term debt                                     353,742       247,359
Guaranteed preferred beneficial interests
 in Corporation's Junior subordinated
 debentures                                        148,581            --
Acceptances outstanding                             16,764        19,257
Other liabilities                                  222,656       174,549
------------------------------------------------------------------------
     Total liabilities                          10,052,888     9,238,743
------------------------------------------------------------------------
Shareholders' Equity:
Preferred stock:
 Shares authorized - 1,000,000
 Shares issued - none                                   --            --
Common stock:
 Shares authorized - 200,000,000
 Shares issued - 90,481,374 in 1997
                 and 1996                          452,407       452,407
Surplus                                             84,015        76,045
Retained earnings                                  527,297       400,838
Treasury stock, at cost (5,192,374 shares
 in 1997 and 3,722,931 shares in 1996)            (167,048)      (81,344)
Net unrealized gain on available-for
 sale securities                                     9,342         7,126
------------------------------------------------------------------------
     Total shareholders' equity                    906,013       855,072
------------------------------------------------------------------------
     Total liabilities and
      shareholders' equity                     $10,958,901   $10,093,815
------------------------------------------------------------------------
The notes referenced in the 1997 annual report are an integral part of this statement.


EXECUTIVE OFFICERS

Jerry A. Grundhofer       Chairman since 1994.                            53
                          President and Chief Executive Officer since 1993.
                          Director since 1993.
Jerry A. Grundhofer joined Star Banc Corporation in May 1993 as President and was named Chief Executive Officer in June 1993.  He has served as
Chairman of the Board since January 1, 1994.  He has served as President and Chief Executive Officer of Star Bank, N.A. since January 1, 1995 and as
Chairman of Star Bank, N.A. since June 1993.  He has served on the Board of
Directors of the Corporation and Star Bank, N.A. since June 1993.  Prior to joining Star, he had served as Vice Chairman of the Board for BankAmerica
Corporation since 1992.  Prior to the merger between BankAmerica Corporation and Security Pacific Corporation, he had served as President and Chief
Executive Officer of Security Pacific National Bank since 1990.

Daniel B. Benhase         Member of the Managing Committee since 1994.    38
                          Executive Vice President since 1994.
Daniel B. Benhase has served as Executive Vice President and Head of the
Trust Financial Services Group and Private Banking since 1994.  Previously he had served as Senior Vice President since 1992 and Director of Corporate
Trust and Employee Benefits since 1987.

Joseph A. Campanella      Member of the Managing Committee since 1991.    55
                          Executive Vice President since 1991.
Joseph A. Campanella served as President and Chief Executive Officer of Star
Bank, N.A., Cleveland from its founding in 1988 to June 1991, at which time he was elected Executive Vice President of Star Banc Corporation.

Richard K. Davis          Member of the Managing Committee since 1993.    39
                          Executive Vice President since 1993.
Richard K. Davis joined Star Banc Corporation in November 1993 as Executive
Vice President. Prior to joining Star, he had served as Executive Vice
President of BankAmerica Corporation since 1992.  Prior to the merger between
BankAmerica Corporation and Security Pacific Corporation, he had served as
Executive Vice President at Security Pacific National Bank since 1990.  He has been President and a Director of The Miami Valley Insurance Company
since 1993.

Timothy J. Fogarty        Member of the Managing Committee since 1993.    40
                          Executive Vice President since 1995.
Timothy J. Fogarty has served as Executive Vice President, Residential
Mortgage Banking since 1995. Previously he had served as Senior Vice President,
Residential Mortgage Banking since 1993 and Senior Vice President, Operations since 1989.

S. Kay Geiger             Member of the Managing Committee since 1995.    41
                          Executive Vice President since 1995.
S. Kay Geiger has served as Executive Vice President and Head of International
Banking since 1995.  Previously she served as Senior Vice President and Manager of the International Division since 1993. She joined Star in 1989 as Vice
President and Manager of International Banking.

Jerome C. Kohlhepp        Member of the Managing Committee since 1994.    52
                          Executive Vice President since 1994.
Jerome C. Kohlhepp has served as Executive Vice President and Head of
Specialized Lending since 1994.  Previously he had served as Senior Vice
President, Specialized Lending for the Corporation since 1992 and Head of
Specialized Lending since 1990. He joined Star Bank, N.A. in 1987 as Senior
Vice President, Asset-Based Lending.



Thomas J. Lakin           Member of the Managing Committee since 1993.    55
                          Executive Vice President since 1994.
Thomas J. Lakin has served as Executive Vice President and Regional Chairman in Central Ohio since 1996.  Previously he had served as Executive Vice
President, General Counsel and Secretary since 1994, as Senior Vice President,
Operations and Administration since 1992, as Executive Vice President of Star
Bank, N.A. since 1989 and as Senior Vice President and Head of Trust Financial
Services since 1986.

David M. Moffett          Member of the Managing Committee since 1993.    45
                          Executive Vice President and Chief Financial
                           Officer since 1993.
David M. Moffett joined Star Banc Corporation in September 1993 as Executive
Vice President and Chief Financial Officer. Prior to joining Star, he had served as Senior Vice President and Assistant Treasurer of BankAmerica
Corporation since 1992.  Prior to the merger between BankAmerica Corporation and Security Pacific Corporation, he had served as Senior Vice President and
Director of Corporate Treasury at Security Pacific National Bank since 1990.
He has served as Treasurer and a Director of First National Cincinnati
Corporation and as Vice President, Treasurer and a Director of The Miami
Valley Insurance Company since 1993.

Daniel R. Noe             Member of the Managing Committee since 1994.    46
                          Executive Vice President since 1994.
Daniel R. Noe has served as Executive Vice President and Head of Credit
Administration since 1994.  Previously he had served as Senior Vice President,
Credit Administration since 1990 and Vice President, Loan Review since 1986.

Andrew E. Randall         Member of the Managing Committee since 1995.    45
                          Executive Vice President since 1995.
Andrew E. Randall joined Star Banc Corporation in 1995 as Executive Vice
President and Regional Chairman in Northeast Ohio.  Prior to joining Star, he served as Senior Vice President and Regional Sales Director at Bank of
America.

Wayne J. Shircliff        Member of the Managing Committee since 1994.    47
                          Executive Vice President since 1994.
Wayne J. Shircliff has served as Executive Vice President Commercial Lending since 1994.  Previously he had served as Senior Vice President, Commercial
Lending for the Corporation and Executive Vice President, Commercial Lending
for Star Bank, N.A. since 1990.

Stephen E. Smith          Member of the Managing Committee since 1993.    50
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


FORM 10-K SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 30, 1998.


                                              Star Banc Corporation

                                             /s/ Jerry A. Grundhofer
                                             ------------------------
                                             Jerry A. Grundhofer
                                             Chairman of the Board, President
                                             and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of March 30, 1998.


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








                                       -10-


