Form 10-Q
period 1998-03-31
STAR BANC CORP /OH/
filed 1998-05-15
CIK 36678

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                    OR

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                 to


                         Commission File Number 0-7601


                             STAR BANC CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Ohio                                       31-0838189
-------------------------------        ------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)


   425 Walnut Street, Cincinnati, OH                      45202
----------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code   (513)  632-4000
                                                     ---------------

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

95,681,595 common shares, par value $5, outstanding at May 1, 1998
------------------------------------------------------------------

STAR BANC CORPORATION AND SUBSIDIARIES
FORM 10-Q
March 31, 1998

                                                                          Page
Table of Contents                                                       Number
------------------------------------------------------------------------------

Part I. Financial Information:
          Financial Highlights.........................................      3
          Report of Independent Public Accountants.....................      4
          Item 1. Financial Statements:
               Condensed Consolidated Financial Statements............. 5 -  8
               Notes to Condensed Consolidated Financial Statements.... 9 - 16
          Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations.....................17 - 25

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

PART I.  FINANCIAL INFORMATION
STAR BANC CORPORATION AND SUBSIDIARIES
FINANCIAL HIGHLIGHTS
(Dollars in thousands, except per share data)

                                                        First Quarter
                                         -------------------------------------
                                                                      Percent
                                              1998          1997       Change
                                         ------------  ------------  ---------
Net income...............................$     59,344  $     45,273     31.1 %

Per share:
  Basic earnings per common share........$       0.65  $       0.52     25.0 %
  Diluted earnings per common share......        0.63          0.51     23.5
  Common dividends declared..............        0.23          0.20     15.0
  Book value per common share............       14.78          9.68     52.7
  Market value per common share..........       59.13         39.88     48.3

Average balances:
  Total assets...........................$ 12,691,023  $ 10,043,432     26.4 %
  Earning assets.........................  11,354,929     9,158,952     24.0
  Loans, net of unearned interest........   9,420,121     7,680,842     22.6
  Deposits...............................   9,332,437     7,765,475     20.2
  Total shareholders' equity.............   1,195,573       845,598     41.4

Ratios:
  Return on average assets...............        1.90 %        1.83 %
  Return on average equity...............       20.13         21.71
  Average total shareholders' equity
    to average total assets..............        9.42          8.42

  Risk-based capital ratios:
    Tier 1...............................        9.03          7.11
    Total................................       12.57         11.26
  Leverage - average assets (a)..........        8.08          6.17

  Net interest margin....................        4.73          4.93
  Noninterest expense to net revenue.....       47.90         48.12
  Noninterest income as a percent
    of net revenue.......................       31.38         28.69
  Net income to net revenue..............       30.37         28.59


(a) - defined by regulatory authorities as tier 1 equity to the current quarter's adjusted average assets.

                              ARTHUR ANDERSEN LLP


                   Report of Independent Public Accountants


To the Shareholders and Board of Directors of Star Banc Corporation:

     We have reviewed the accompanying condensed consolidated balance sheet of STAR BANC CORPORATION (an Ohio corporation) as of March 31, 1998, and the related condensed consolidated statements of income, changes in shareholders' equity, and cash flows for the three-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Corporation's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Star Banc Corporation as of December 31, 1997 (not presented herein), and, in our report dated January 12, 1998, we expressed an unqualified opinion on that statement.
In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                      /s/ Arthur Andersen LLP

Cincinnati, Ohio
   April 13, 1998

STAR BANC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

                                                     (Unaudited)
                                                      March 31,       December 31,
                                                        1998             1997
                                                    -----------      -------------
ASSETS:
Cash and due from banks.............................$   572,507      $   577,479
Money market investments............................     42,574          238,441
Investment securities:
  Available-for-sale................................  2,052,274        1,007,619
  Held-to-maturity (market value of $146,656 at
    March 31, 1998 and $154,996 at December 31,
    1997............................................    146,006          154,549
                                                    -----------      -----------
  Total securities..................................  2,198,280        1,162,168
Loans:
  Commercial loans..................................  2,883,216        2,719,626
  Real estate loans.................................  3,598,645        2,773,212
  Retail loans......................................  3,389,354        3,150,370
                                                    -----------      -----------
    Total loans.....................................  9,871,215        8,643,208
    Less: Unearned interest.........................    204,586          198,942
                                                    -----------      -----------
                                                      9,666,629        8,444,266
          Allowance for loan losses.................    151,193          132,055
                                                    -----------      -----------
    Net loans.......................................  9,515,436        8,312,211
Loans held for sale.................................    290,496               --
Premises and equipment..............................    176,435          141,439
Acceptances - customers' liability..................     11,113           16,764
Other assets........................................  1,049,162          510,399
                                                    -----------      -----------
    Total assets....................................$13,856,003      $10,958,901
                                                    ===========      ===========

LIABILITIES:
Deposits:
  Noninterest-bearing deposits......................$ 1,944,618      $ 1,717,987
  Interest-bearing deposits.........................  8,430,980        6,479,588
                                                    -----------      -----------
      Total deposits................................ 10,375,598        8,197,575
Short-term borrowings...............................  1,277,976        1,113,570
Long-term debt......................................    371,808          353,742
Guaranteed preferred beneficial interests in
  Corporation's Junior subordinated debentures......    148,593          148,581
Acceptances outstanding.............................     11,113           16,764
Other liabilities...................................    258,141          222,656
                                                    -----------      -----------
    Total liabilities............................... 12,443,229       10,052,888
                                                    -----------      -----------

SHAREHOLDERS' EQUITY:
Preferred stock:
  Shares authorized - 1,000,000
  Shares outstanding - none
 Common stock:
  Shares authorized - 200,000,000
  Shares issued - 96,180,268 at March 31, 1998 and
    90,481,374 at December 31, 1997.................    480,901          452,407
Surplus.............................................    354,225           84,015
Retained earnings...................................    577,635          527,297
Treasury stock, at cost - 613,147 shares at
  March 31, 1998 and 5,192,374 shares at
  December 31, 1997.................................     (9,076)        (167,048)
Net unrealized gain/(loss) on available-for-sale
   securities.......................................      9,089            9,342
                                                    -----------      -----------
    Total shareholders' equity......................  1,412,774          906,013
                                                    -----------      -----------

    Total liabilities and shareholders' equity......$13,856,003      $10,958,901
                                                    ===========      ===========

The accompanying notes are an integral part of these statements.

STAR BANC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE PERIODS ENDED MARCH 31
(Unaudited)
(Dollars in thousands, except per share data)

                                           First Quarter
                                        ------------------
                                            1998      1997
                                        --------  --------
INTEREST INCOME:
Interest and fees on loans..............$208,180  $167,412
Interest and fees on loans held for sale   3,269        --
Interest on investment securities:
  Taxable...............................  27,271    23,620
  Non-taxable...........................     917       802
Interest on money market investments....   1,336       365
                                        --------  --------
  Total interest income................. 240,973   192,199
                                        --------  --------

INTEREST EXPENSE:
Interest on deposits....................  82,156    64,607
Interest on short-term borrowings.......  16,981    11,580
Interest on long-term debt..............   8,615     3,948
                                        --------  --------
  Total interest expense................ 107,752    80,135
                                        --------  --------

    Net interest income................. 133,221   112,064

Provision for loan losses...............  10,775    13,639
                                        --------  --------

    Net interest income after
      provision for loan losses......... 122,446    98,425
                                        --------  --------

NONINTEREST INCOME:
Trust income............................  16,078    13,146
Retail deposit income...................  11,415     9,757
Mortgage banking income.................   8,441     2,286
Cash management income..................   4,971     4,599
Credit card income......................   5,506     5,071
Electronic banking income...............   3,859     3,579
Investment securities gains/(losses)-net     176    (2,121)
All other income........................  10,870     9,114
                                        --------  --------
  Total noninterest income..............  61,316    45,431
                                        --------  --------

NONINTEREST EXPENSE:
Salaries................................  36,582    30,524
Pension and other employee benefits.....   6,392     5,280
Equipment expense.......................   5,832     4,577
Occupancy expense - net.................   6,388     5,587
All other expense.......................  38,399    30,211
                                        --------  --------
  Total noninterest expense.............  93,593    76,179
                                        --------  --------

INCOME BEFORE TAX.......................  90,169    67,677
Income tax..............................  30,825    22,404
                                        --------  --------

NET INCOME..............................$ 59,344  $ 45,273
                                        --------  --------

OTHER COMPREHENSIVE INCOME, NET OF TAX:
  Unrealized gains/(losses) on
    securities:
      Unrealized holding gains/(losses)
        arising during period...........    (139)   (7,350)
      Less:  Reclassification adjust-
             ment for gains/(losses)
             included in net income.....    (114)    1,379
                                        --------  --------
Other comprehensive income..............    (253)   (5,971)
                                        --------  --------

COMPREHENSIVE INCOME....................$ 59,091  $ 39,302
                                        ========  ========

PER SHARE:
Basic earnings per common share.........$   0.65  $   0.52
Diluted earnings per common share.......    0.63      0.51
Common stock cash dividends declared....    0.23      0.20

The accompanying notes are an integral part of these statements.

STAR BANC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands)
(Unaudited)

                               Series B                                          Unrealized
                               Preferred  Common            Retained  Treasury   Gain/(Loss)   Total
                                Stock     Stock    Surplus  Earnings   Stock    on Securities  Equity
                              -------- --------- --------- --------- ---------- ----------- ----------
Balance, January 1, 1997..... $     -- $ 452,407 $  76,045 $ 400,838 $ (81,344) $     7,126 $  855,072

 Net income..................                                 45,273                            45,273

 Cash dividends declared
  on common stock............                                (17,107)                          (17,107)

 Issuance of common stock
  and treasury shares........                          (24)              5,188                   5,164

 Purchase of treasury
  stock......................                                          (55,562)                (55,562)

 Shares reserved to meet
  deferred compensation
  obligations................                        1,704                (521)                  1,183

 Amortization of stock
  awards.....................                           98                                          98

 Change in net unrealized
  gain/(loss) on available-
  for-sale securities........                                                        (5,971)    (5,971)
                              -------- --------- --------- --------- ---------- ----------- ----------
Balance, March 31, 1997...... $     -- $ 452,407 $  77,823 $ 429,004 $(132,239) $     1,155 $  828,150
                              ======== ========= ========= ========= ========== =========== ==========

Balance, January 1, 1998..... $     -- $ 452,407 $  84,015 $ 527,297 $(167,048) $     9,342 $  906,013

 Net income..................                                 59,344                            59,344

 Cash dividends declared
  on common stock............                                (22,006)                          (22,006)

 Issuance of common stock
  and treasury shares........              2,232     9,141               9,471                  20,844

 Acquisition of Great
  Financial..................             26,262   259,015    13,000   159,613                 457,890

 Purchase of treasury
  stock......................                                          (10,393)                (10,393)

 Shares reserved to meet
  deferred compensation
  obligations................                        1,912                (719)                  1,193

 Amortization of stock
  awards.....................                          142                                         142

 Change in net unrealized
  gain/(loss) on available-
  for-sale securities........                                                          (253)      (253)
                              -------- --------- --------- --------- ---------- ----------- ----------
Balance, March 31, 1998...... $     -- $ 480,901 $ 354,225 $ 577,635 $  (9,076) $     9,089 $1,412,774
                              ======== ========= ========= ========= ========== =========== ==========

The accompanying notes are an integral part of these statements.

STAR BANC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

                                                                Three Months Ended
                                                                      March 31
                                                            ----------------------
                                                                 1998         1997
                                                            ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                $   59,344   $   45,273
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization.........................     5,642        5,066
      Intangible amortization...............................    10,798        4,489
      Provision for loan losses.............................    10,719       13,639
      Provision for deferred taxes..........................    14,441        8,485
      (Gain)/loss on sale of premises and equipment - net...        --          (61)
      (Gain)/loss on sale of securities - net...............      (176)       2,121
      (Gain)/loss on sale of mortgage loans.................    (3,877)      (1,008)
      Proceeds from sale of mortgage loans .................   196,747       56,041
      Mortgage loans originated for sale on the secondary
        market..............................................  (299,175)     (47,188)
      Net change in other assets............................   (50,634)      (5,269)
      Net change in other liabilities.......................     2,692       12,985
                                                            ----------   ----------
        Total adjustments...................................  (112,823)      49,300
                                                            ----------   ----------
       Net cash provided by/(used in) operating activities..   (53,479)      94,573
                                                            ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of held-to-maturity securities...     8,468        5,233
  Proceeds from maturities of available-for-sale securities.   100,945       83,006
  Proceeds from sales of available-for-sale securities......   311,673       66,869
  Purchase of held-to-maturity securities...................        --       (5,904)
  Purchase of available-for-sale securities.................  (214,888)     (69,640)
  Net change in loans.......................................  (122,658)    (250,566)
  Proceeds from sales of loans..............................    47,720       16,213
  Proceeds from sales of premises and equipment.............        --          106
  Purchase of premises and equipment........................    (7,534)      (3,744)
  Acquisition of Great Financial
   Corporation (net of cash acquired).......................  (134,854)          --
  Net change due to acquisition of branch offices...........        --       83,711
                                                            ----------   ----------
    Net cash (used in) investing activities.................   (11,128)     (74,716)
                                                            ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in deposits....................................   178,112      (29,379)
  Net change in short-term borrowings.......................   (13,745)      24,224
  Principal payments on long-term debt......................  (305,042)          --
  Proceeds from issuance of long-term debt..................    17,979           --
  Proceeds from issuance of capital securities..............        --           --
  Proceeds from issuance of common stock....................    12,748        5,164
  Purchase of treasury stock................................   (10,393)     (55,562)
  Shares reserved to meet deferred compensation obligations.     1,193        1,183
  Dividends paid............................................   (17,084)     (13,587)
                                                            ----------   ----------
    Net cash (used in) financing activities.................  (136,232)     (67,957)
                                                            ----------   ----------

  Net change in cash and cash equivalents...................  (200,839)     (48,100)
  Cash and cash equivalents at beginning of year............   815,920      559,001
                                                            ----------   ----------
  Cash and cash equivalents at end of year..................$  615,081   $  510,901
                                                            ==========   ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for the three months ended March 31:                  1998         1997
                                                            ----------   ----------
    Interest................................................$   98,369   $   75,744
    Income taxes............................................       101          263
  Noncash transfer of loans to other real estate owned......     1,711          296

The accompanying notes are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.  Basis of Presentation
------------------------------
	These condensed consolidated financial statements have been prepared by Star Banc Corporation ("the Corporation") pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission.

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


Note 2.  Investment Securities
------------------------------
	The following table summarizes unrealized gains and losses for held-to-maturity and available-for-sale securities at March 31, 1998 and December 31, 1997. (Dollars are in thousands)

                                       March 31, 1998                      December 31, 1997
                          ------------------------------------- -------------------------------------
                           Amortized     Unrealized        Fair  Amortized     Unrealized        Fair
                                Cost   Gains  Losses      Value       Cost   Gains  Losses      Value
                          ------------------------------------- -------------------------------------
Held-to-Maturity
----------------
Mortgage-backed
  securities              $   83,222 $    -- $   672 $   82,550 $   89,443 $    -- $   747 $   88,696
Obligations of state and
  political subdivisions      62,784   2,044     722     64,106     65,106   2,048     854     66,300
Other debt securities             --      --      --         --         --      --      --         --
                          ---------- ------- ------- ---------- ---------- ------- ------- -----------
  Total held-to-
     maturity securities  $  146,006 $ 2,044 $ 1,394 $  146,656 $  154,549 $ 2,048 $ 1,601 $  154,996
                          ========== ======= ======= ========== ========== ======= ======= ==========

-------

                                       March 31, 1998                      December 31, 1997
                          ------------------------------------- -------------------------------------
                           Amortized     Unrealized        Fair  Amortized     Unrealized        Fair
                                Cost   Gains  Losses      Value       Cost   Gains  Losses      Value
                          ------------------------------------- -------------------------------------
Available-for-Sale
------------------
U.S. Treasuries and
  agencies                $   15,166 $   246 $    18 $   15,394 $   14,727 $   205 $     4 $   14,928
Mortgage-backed
  securities               1,907,207  16,357   2,705  1,920,859    899,115  15,369     124    914,360
Obligations of state
  and political
  subdivisions                 8,656      73      --      8,729         --      --      --         --
Other debt securities          2,260      30       4      2,286      1,935       9      16      1,928
Federal Reserve/FHLB
  stock and other
  equity securities          105,006      --      --    105,006     77,093       1     691     76,403
                          ---------- ------- ------- ---------- ---------- ------- ------- ----------
  Total available-for-
      sale securities     $2,038,295 $16,706 $ 2,727 $2,052,274 $  992,870 $15,584 $   835 $1,007,619
                          ========== ======= ======= ========== ========== ======= ======= ==========

	As of March 31, 1998, the Corporation reported a net unrealized gain of $14.0 million for available-for-sale securities. For the first three months of 1998, the after-tax net unrealized gain/(loss) reported as a separate component of equity decreased from a net unrealized gain of $9.3 million to a net unrealized gain of $9.1 million, decreasing shareholders' equity $253,000.

  During the first quarter of 1998 approximately $615 million in mortgage loans were converted to mortgage-backed securities.

	The following table presents the amortized cost and fair value of held-to-maturity and available-for-sale debt securities at March 31, 1998. (Dollars in thousands)

                                               Amortized             Fair
Held-to-Maturity                                    Cost            Value
----------------                             -----------      -----------
One year or less                             $    54,081      $    54,041
After one year through five years                 45,062           44,894
After five years through ten years                14,845           15,060
After ten years                                   32,018           32,661
                                             -----------      -----------
     Total                                   $   146,006      $   146,656
                                             ===========      ===========

Available-for-Sale
------------------
One year or less                             $   435,168      $   437,839
After one year through five years                903,205          909,614
After five years through ten years               460,331          464,046
After ten years                                  134,585          135,769
                                             -----------      -----------
     Total                                   $ 1,933,289      $ 1,947,268
                                             ===========      ===========

Note: Maturity information related to mortgage-backed securities included above is presented based upon weighted average maturities anticipating future prepayments.

Note 3.  Loans
--------------
	The following table summarizes the composition of the loan portfolio, net of unearned interest, as of March 31, 1998 and December 31, 1997.
(Dollars are in thousands)

                                               March 31,     December 31,
                                                  1998           1997
                                              ----------      ----------
Commercial loans:
  Corporate loans                             $2,078,723      $1,972,609
  Asset-based lending                            391,875         325,140
  Commercial leasing                             330,685         336,382
  Industrial revenue bonds                        26,157          27,481
                                              ----------      ----------
    Total commercial loans                     2,827,440       2,661,612
                                              ----------      ----------
Real estate loans:
  Residential mortgage                         1,667,535       1,216,543
  Commercial mortgage                          1,461,693       1,184,315
  Construction and land development              469,417         372,355
                                              ----------      ----------
    Total real estate loans                    3,598,645       2,773,213
                                              ----------      ----------
Retail loans:
  Installment                                  1,813,750       1,639,566
  Credit cards                                   424,527         439,371
  Retail leasing                               1,002,267         930,504
                                              ----------      ----------
    Total retail loans                         3,240,544       3,009,441
                                              ----------      ----------
      Total loans, net of unearned interest   $9,666,629      $8,444,266
                                              ==========      ==========


Note 4.  Impaired Loans
-----------------------
	The following table shows the Corporation's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 (as amended by SFAS No. 118) at March 31, 1998 and December 31, 1997. (Dollars are in thousands)

                                      March 31, 1998        December 31, 1997
                                  ---------------------  ---------------------
                                    Recorded  Valuation    Recorded  Valuation
                                  Investment  Allowance  Investment  Allowance
                                  ----------  ---------  ----------  ---------
Impaired Loans:
 Valuation allowance required      $   4,721   $    979   $   5,517   $  1,112
 No valuation allowance required      12,467         --      11,190         --
                                   ---------   --------   ---------   --------
  Total impaired loans             $  17,188   $    979   $  16,707   $  1,112
                                   =========   ========   =========   ========

	The average recorded investment in impaired loans for the three months ended March 31, 1998 was $17 million, compared to $29 million for the same period in 1997. As a general policy, the Corporation applies both principal and interest payments received on impaired loans as a reduction of principal. No interest income was recognized on impaired loans in the first three months of 1998 or 1997.

Note 5. Allowance for Loan Losses
---------------------------------
	A summary of the activity in the allowance for loan losses is shown in the following table. (Dollars are in thousands)


                                            Three Months Ended    Year Ended
                                                 March 31,      December 31,
                                           -------------------- ------------
                                               1998      1997           1997
                                           ---------  ---------    ---------
Balance - beginning of period              $ 132,055  $ 118,689    $ 118,689
 Loans charged-off                           (13,812)   (14,516)     (55,831)
 Recoveries on loans previously charged-off    3,807      4,217       15,583
                                           ---------  ---------    ---------
     Net charge-offs                         (10,005)   (10,299)     (40,248)

 Provision charged to earnings                10,775     13,639       53,614
 Allowances of banks purchased                18,368         --           --
                                           ---------  ---------    ---------
Balance - end of period                    $ 151,193  $ 122,029    $ 132,055
                                           =========  =========    =========

Note 6.  Deposits
-----------------
	The following table summarizes the composition of deposits of the Corporation as of March 31, 1998 and December 31, 1997. (Dollars are in thousands)

                                                 March 31,     December 31,
                                                    1998           1997
                                               -----------     ----------
Noninterest-bearing deposits                   $ 1,944,618     $1,717,987
Interest-bearing deposits:
   Savings                                         896,594        794,365
   NOW accounts                                    125,734        119,573
   Money market deposit accounts                 2,863,396      2,327,703
   Time deposits $100,000 and over - domestic      574,221        334,687
   Foreign deposits $100,000 and over               32,157         30,143
   All other deposits                            3,938,878      2,873,117
                                               -----------     ----------
      Total interest-bearing deposits            8,430,980      6,479,588
                                               -----------     ----------
      Total deposits                           $10,375,598     $8,197,575
                                               ===========     ==========

Note 7.  Trust Preferred Securities
-----------------------------------
	In 1997, the Corporation formed Star Capital I ("the Trust"), a wholly owned Delaware business trust which issued $150 million of Corporation-obligated mandatorily redeemable Floating Rate Securities ("Capital Securities") and $4,460,000 aggregate liquidation amount of Corporation-obligated redeemable Floating Rate Common Securities (the "Common Securities";
together with the Capital Securities, the "Trust Securities").   The Trust used
the proceeds from the issuance of the Trust Securities to purchase a like amount of Floating Rate Junior Subordinated Debentures ("the Debentures") of the parent company. The Debentures are the sole assets of the Trust and all the Common Securities are held by the Corporation. The Corporation used the proceeds from the sale of the Debentures for general corporate purposes, which included repurchase of common equity of the Corporation, repayment of indebtedness, and the financing of possible acquisitions.

-------
	The Trust Securities accrue and pay distributions quarterly at an annual rate equal to three month LIBOR plus 0.765% of the liquidation amount of $1,000 per Trust Security. The Corporation has fully and unconditionally guaranteed the obligations of the Trust. The guarantee covers the payment of the distributions and payments on liquidation of the Trust or the redemption of the
Trust Securities, but only to the extent of the funds held by the Trust.   The
Corporation has the right to defer payment of interest on the Debentures at any time or from time to time for a period not exceeding 20 consecutive quarters, provided that no deferred period extends beyond the stated maturity of the Debentures.
	The Trust Securities are mandatorily redeemable upon the maturity of the Debentures on June 15, 2027, or upon earlier redemption as provided by the indenture. The parent company can redeem the Debentures in whole or in part on or after June 15, 2007 or any time in whole or upon the occurrence of a Special Event (as defined in the offering circular). For financial reporting purposes the Corporation treats the Trust Securities as debt and the distributions to the security holders are recorded as interest expense.


Note 8. Income Tax
------------------
	The components of the net deferred tax liability included in other liabilities on the Corporation's consolidated balance sheets at March 31, 1998 and December 31, 1997 are shown in the following table. (Dollars are in thousands)

                                       March 31,       December 31,
                                         1998             1997
                                      ---------        ---------
Allowance for loan losses             $  52,258        $  46,260
Deferred compensation                     5,226            4,499
Deferred loan fees and costs              1,313              995
Intangible asset amortization               514              280
Other                                     4,929            3,166
                                      ---------        ---------
    Total deferred tax asset             64,240           55,200
                                      ---------        ---------

Leased assets                          (132,651)        (120,078)
Fixed asset depreciation                 (7,156)          (6,364)
Pension liabilities                      (5,440)          (6,410)
Unrealized gain on securities            (4,888)          (5,402)
FHLB stock dividends                     (7,340)          (2,504)
Purchase accounting/intangible assets      (912)          (1,021)
Mortgage servicing rights                (4,148)              --
Other                                    (5,396)          (3,226)
                                      ---------        ---------
     Total deferred tax liability      (167,931)        (145,005)
                                      ---------        ---------
      Net deferred tax liability      $(103,691)       $ (89,805)
                                      =========        =========

The Corporation has not recorded a valuation reserve related to deferred tax assets.

Note 9. Other Noninterest Expense
---------------------------------
	The following are included in all other expense for the three months ended March 31, 1998 and 1997. (Dollars are in thousands)

                                      Three Months
                                   -----------------
                                      1998     1997
                                   -------  --------
Amortization of intangible assets  $ 6,939  $ 4,490
Outside processing services          3,816    3,380
State taxes                          3,405    2,374
Marketing                            3,695    2,244


Note 10.  Mortgage Servicing Assets
-----------------------------------
  The Corporation recognizes servicing assets on residential mortgage loans to be sold on the secondary market. The value of mortgage servicing assets are established based on either the amount of consideration paid for loans purchased or pricing determined using a valuation model which calculates the present value of estimated future cash flows based on the market rate at the time the loan was originated. The Corporation sold all mortgage servicing assets originated in 1997 to a third party on a quarterly basis, therefore the value of these assets was established based on the future sale commitment. Mortgage servicing assets are amortized as a reduction of servicing revenues, over the period of the estimated lives of the underlying loans, in proportion with estimated net servicing income.

  Quarterly impairment testing of all mortgage servicing assets is performed using a discounted cash flow methodology assuming current national prepayment speeds and a current discount rate. The discount rates assumed were 9.00 percent at March 31, 1998 and 9.25 percent at December 31, 1997. Impairment will be recognized through a valuation allowance for each impaired stratum.

	The following is a summary of mortgage servicing assets included in other assets at March 31, 1998 and December 31, 1997. (Dollars are in thousands)

                                         March 31,      Dec. 31,
Mortgage Servicing Assets:                    1998          1997
                                          --------      --------
Balance at beginning of year              $  9,286      $ 12,820
   Amount capitalized/acquired              62,704         3,497
   Amount sold                              (2,248)       (5,548)
   Amortization                             (2,318)       (1,483)
                                          --------      --------
       Balance at end of period           $ 67,424      $  9,286
                                          ========      ========

   There was no valuation allowance established related to mortgage servicing rights at March 31, 1998 or December 31, 1997.

Note 11.  Earnings Per Share
----------------------------
	The following table shows the amounts used in the computation of basic and diluted earnings per share, in accordance with SFAS No. 128.

                                         Three Months
                                     ------------------
                                       1998       1997
                                     -------    -------
Net income                           $59,344    $45,273
Dividends on preferred stock              --         --
                                     -------    -------
Net income available to common
  shareholders                       $59,344    $45,273
                                     =======    =======
Weighted average shares:
Common shares                         91,834     86,753
Convertible preferred shares              --         --
Stock awards                              60         42
Stock options                          2,813      2,521
                                     -------    -------
Weighted average diluted common
 shares                               94,707     89,316
                                     =======    =======

Basic earnings per share
  (net income available to common
  shareholders divided by weighted
  average of common shares)          $  0.65    $  0.52
                                     =======    =======

Diluted earnings per share
  (net income divided by weighted
  average diluted common shares)     $  0.63    $  0.51
                                     =======    =======


Note 12.  Comprehensive Income
------------------------------
	During the year, the Corporation adopted FASB Statement No. 130, "Reporting Comprehensive Income". Statement No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

	At period end the Corporation held securities classified as available-for-sale, which have unrealized gains (losses). The before tax and after tax amount is summarized below.
                                                      Three Months
                                                    ----------------
                                                      1998      1997
                                                    ------  --------
Net unrealized holding gains(losses) before tax     $ (598) $(11,332)
Tax (expense)/benefit                                  459     3,982
Reclassification adjustment for gains(losses)
  included in net income                              (176)    2,121
Tax (expense)/benefit                                   62      (742)
                                                    ------  --------
                                                    $ (253) $ (5,971)
                                                    ======  ========

Note 13.  Acquisitions
----------------------
	On February 7, 1998, the Corporation acquired Great Financial Corporation for 70 percent stock and 30 percent cash. The 70 percent of Great Financial's shares were exchanged for common shares of Star Banc Corporation stock at an exchange ratio of 0.949 Star Banc shares for each share of Great Financial.
The remaining 30 percent of Great Financial shares were exchanged for $44 in cash for each share.
 	The Corporation issued 9.5 million shares and the total value of this transaction was $648 million. This transaction is structured as a tax-free exchange for shareholders receiving stock and has been accounted for as a purchase transaction. The allocation of the purchase price for Great Financial is preliminary and may change as certain estimates and contingencies are finalized, although any adjustments are not expected to be material.
 	The following table presents an Unaudited Pro Forma Combined Summary of Operations of the Corporation and Great Financial for the three months ended March 31, 1997. The Unaudited Pro Forma Combined Summary of Operations is presented as if the Great Financial merger had been effective January 1, 1997. (dollars are in thousands except per share data)

                                        Three months
                                                1997
                                        ------------
Net interest income                         $130,045
Net income                                    47,118
Basic earnings per common share                 0.49
Diluted earnings per common share               0.48

	On April 10, 1998, the Corporation announced that it had signed a definitive merger agreement to acquire Trans Financial, Inc. ("Trans Financial"), a $2.2 billion Bowling Green, Kentucky-based financial services holding company. Under the terms of the agreement the Corporation will acquire Trans Financial through a stock-for-stock fixed exchange of 0.9003 Star Banc shares for each share of Trans Financial. The value of the transaction is approximately $696 million and is expected to be completed late in the third quarter of 1998. This transaction is structured as a tax-free exchange for shareholders.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

Overview
--------
   Net income of Star Banc Corporation ("the Corporation") for the quarter ended March 31, 1998, was $59,344,000, a 31.1 percent increase over the first quarter of 1997. Diluted earnings per share was $0.63 for the first quarter of 1998, compared to $0.51 for the first quarter of 1997, an increase of 23.5 percent. Earnings results for the first quarter of 1998 reflect increases in net interest income and noninterest income, partially offset by an increase in noninterest expenses. Included in the earnings results for the first quarter was the effect of the acquisition of Great Financial Corporation ("GFC"). Included in the first quarter of 1997 was a $2.1 million loss on sale of $64.5 million in available-for-sale securities. Excluding the loss on sale of securities in 1997, net income would have increased 27.2 percent in the first quarter of 1998 compared to 1997. Also, diluted earnings per share would have increased 21.2 percent.

   Return on average assets was 1.90 percent for the first quarter of 1998, compared to 1.83 percent for the same period in 1997. Return on average equity declined slightly to 20.13 percent for the first quarter of 1998 compared to
21.71 percent in 1997.

   On February 7, 1998, the Corporation completed the acquisition of Great Financial Corporation for 70 percent stock and 30 percent cash. The Corporation issued 9.5 million shares and the total value of the acquisition was $648 million. This transaction is a tax-free exchange for shareholders receiving stock and has been accounted for as a purchase transaction. The GFC acquisition added approximately $2.8 billion in assets and $2.0 billion in deposits, in addition to 43 branch offices in Kentucky and two in Indiana.

   The Corporation has also announced the signing of a definitive agreement to purchase approximately $1.3 billion in deposits and 50 branch offices from Bank One, N.A. and a definitive agreement to purchase Trans Financial Inc., a $2.2 billion financial services holding company based in Bowling Green, Kentucky. The purchase of the Bank One branches is expected to close in the second quarter. The purchase of Trans Financial Inc. is a tax-free stock-for-stock exchange and is expected to be accounted for as a pooling-of-interest. Under the terms of this agreement the Corporation will exchange 0.9003 shares of Star Banc common stock for each share of Trans Financial. The value of the transaction is approximately $696 million and it is expected to be completed in the third quarter of 1998.

Financial Condition
-------------------
   Total assets at March 31, 1998 amounted to $13.86 billion up $2.9 billion from $10.96 billion at December 31, 1997. Total loans, net of unearned interest, increased to $9.67 billion at March 31, 1998, compared to $8.44 billion at December 31, 1997. These increases were due primarily to the acquisition of GFC, which added $2.81 billion in total assets and $1.87 billion in loans. Also in the first quarter of 1998, the Corporation swapped $612 million in residential mortgages to investment securities. Excluding the effect of GFC and the swaps, total loans declined due to the transfer of approximately $190 million to held-for-sale loans. Outside of the changes in residential mortgages the Corporation experienced loan growth in several loan areas for the first three months of 1998, led by retail leasing up $72 million or 7.7 percent, and commercial loans up $113 million or
4.2 percent.

   Investment securities increased $1.04 billion to $2.20 billion at March 31, 1998 compared to $1.16 billion at December 31, 1997. This increase was due primarily to the GFC acquisition and the residential mortgage swaps previously discussed. Also included in the first three months of 1998, the Corporation purchased $215 million in mortgage-backed securities. As of March 31, 1998, the Corporation's investment securities portfolio included $2.04 billion in securities classified as available-for-sale and $155 million classified as held-to-maturity. The securities added as a result of the GFC acquisition and the residential mortgage swaps were all classified as available-for-sale. At March 31, 1998, the Corporation reported a net unrealized gain of $14.0 million on available-for-sale securities, with an offsetting increase to shareholders' equity of $9.1 million (net of tax). For the first three months of 1998, the after-tax net unrealized gain/(loss) reported as a separate component of equity declined slightly from an unrealized gain of $9.3 million to an unrealized gain of $9.1 million, decreasing equity $253,000.

  Deposits increased $2.18 billion to $10.37 billion at March 31, 1998 from $8.20 billion at December 31, 1997. The acquisition of GFC added $2.03 billion in deposits, with $1.28 billion in certificates of deposit, $514 million in savings, NOW and money market accounts and $228 million in noninterest bearing deposits. Excluding GFC, total deposits increased $151 million in the first three months on 1998, with money market deposit accounts up $192 million, and small CDs up $20 million while savings and NOW accounts remained relatively flat. Noninterest-bearing deposits declined slightly (excluding GFC) in the first quarter primarily as a result of seasonal factors. Due to the traditional increase in level of business activity during the fourth quarter of each year, demand deposits increase significantly. This seasonal buildup in demand deposits also results in an increase to cash and due from banks. As business activity slows following the holiday season, demand deposits and cash and due from banks decline.

Results of Operations
---------------------
   Net interest income, the Corporation's principal source of earnings, increased $21.2 million or 18.9 percent in the first quarter of 1998, compared to the same period in 1997. The increase in 1998 was due primarily to increased volumes from continued strong loan growth and the acquisition of GFC. The Corporation has continued to recognize an improvement in mix of both earning assets and liabilities as compared to the prior year. However, the acquisition of GFC has partially offset those improvements with the increase in lower yielding residential mortgages and mortgage-backed securities. Average loans increased $1.74 billion or 22.6 percent, and investment securities increased $209 million or 14.4 percent in the first quarter of 1998, compared to the same period in 1997.

   Net interest margin decreased 20 basis points to 4.73 percent in the first three months of 1998, compared to 4.93 percent for the same period in 1997. This decrease in net interest margin resulted from the Great Financial acquisition as the majority of assets acquired were residential mortgages and mortgage-backed securities with overall lower yields than the Corporation's earning assets. In addition, the interest-bearing deposits and other funding sources of GFC had higher costs than similar funds at Star Bank, which resulted in a 29 basis point increase in the cost of supporting funds for the first quarter of 1998, compared to the first quarter of 1997. As a result, the acquisition of GFC compressed the Corporation's overall net interest margin. The net interest margin is also expected to decrease further in the second quarter of 1998 when the full effect of the GFC acquisition is realized. Table 1 provides detailed information on the average balances, interest income/expense and rates earned or paid by major balance sheet category.

   Net interest income after provision for loan losses was affected by a decrease in the provision for loan losses of $2.9 million in the first quarter of 1998, compared to 1997. As discussed further in the Asset Quality section, the provision was down as a result of lower levels of charge-offs and a decline in nonperforming loans.

   Noninterest income continued to be a growing source of revenue, representing
31.4 percent of the Corporation's tax-equivalent net revenues in the first three months of 1998, compared to 28.7 percent in the same period in 1997. Noninterest income was $61.3 million for the first three months of 1998, an increase of $15.9 million or 35.0 percent, from the $45.4 million reported for

STAR BANC CORPORATION AND SUBSIDIARIES
TABLE 1 AVERAGE BALANCE SHEETS AND AVERAGE RATES
(Dollars in thousands)

                                           First Quarter, 1998                First Quarter, 1997
                                    --------------------------------   ---------------------------------
                                        Daily               Average        Daily               Average
                                       Average   Interest    Rate         Average   Interest    Rate
                                    ----------- ---------   --------   ----------- ---------   --------
ASSETS:
Commercial loans....................$ 2,744,399 $  59,694     8.81 %   $ 2,390,741 $  51,682     8.75 %
Real estate loans...................  3,546,679    76,388     8.63       2,613,403    55,365     8.49
Retail loans........................  3,129,043    72,485     9.34       2,676,698    60,809     9.16
                                    ----------- ---------              ----------- ---------
     Total loans....................  9,420,121   208,567     8.92       7,680,842   167,856     8.80
Loans held for sale.................    178,242     3,269     7.34              --        --       --
Taxable investment securities.......  1,591,304    27,271     6.86       1,397,220    23,620     6.76
Non-taxable investment securities...     68,800     1,398     8.13          54,256     1,189     8.84
Money market investments............     96,462     1,336     5.62          26,634       365     5.57
                                    ----------- ---------              ----------- ---------
     Total interest-earning assets.. 11,354,929 $ 241,841     8.57 %     9,158,952 $ 193,030     8.48 %
                                                =========     ====                 =========     ====
Cash and due from banks.............    503,001                            444,257
Allowance for loan losses...........   (143,601)                          (121,673)
Other assets........................    976,694                            561,896
                                    -----------                        -----------
     Total assets...................$12,691,023                        $10,043,432
                                    ===========                        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Savings and NOW.....................$ 1,021,757 $   6,656     2.64 %   $ 1,126,033 $   7,226     2.60 %
Money market deposit accounts.......  2,568,016    21,019     3.32       1,860,652    13,012     2.84
Time deposits $100,000 and over.....    507,502     6,835     5.46         421,467     5,567     5.36
Time deposits under $100,000........  3,524,574    47,646     5.48       2,924,511    38,802     5.38
Short-term borrowings...............  1,395,509    16,981     4.93         989,794    11,580     4.74
Long-term debt......................    517,722     8,615     6.66         247,399     3,948     6.38
                                    ----------- ---------              ----------- ---------
     Total interest-bearing
       liabilities..................  9,535,080 $ 107,752     4.58 %     7,569,856 $  80,135     4.29 %
                                                =========     ====                 =========     ====
Noninterest-bearing deposits........  1,710,588                          1,432,812
Other liabilities...................    249,782                            195,166
Shareholders' equity................  1,195,573                            845,598
                                    -----------                        -----------
     Total liabilities and
       shareholders' equity.........$12,691,023                        $10,043,432
                                    ===========                        ===========

Net interest margin.................                          4.73 %                             4.93 %
Interest rate spread................                          3.99                               4.19

Note:  Interest and average rate are presented on a fully-taxable equivalent basis.  Taxable equivalent amounts are calculated utilizing marginal federal income tax rate of 35 percent. The total of nonaccruing loans is included in average amounts outstanding.

the same period of 1997. Excluding gains/(losses) on sales of securities, noninterest income increased $13.6 million or 28.6 percent in 1998, compared to the same period in 1997. The acquisition of GFC and its significant mortgage servicing operation contributed greatly to the increase in noninterest income as mortgage banking income increased $6.2 million or 269 percent. The Corporation also had strong growth in several other areas, led by trust income which increased $2.9 million or 22.3 percent due to new business in all product lines and improved market conditions since the first quarter of 1997. Retail deposit income increased $1.7 million or 17.0 percent due to higher demand deposit levels and increased transaction volumes, in addition to the acquisition of GFC.

   Noninterest expense totaled $93.6 million in the first quarter of 1998, a
22.9 percent increase from $76.2 million for the same period of 1997. The increase in noninterest expenses in 1998 was primarily a result of the acquisition of GFC. Increases related to the Great Financial acquisition occurred in the following categories: salaries, occupancy, equipment, state taxes, communications, marketing, mortgage servicing and amortization of intangibles. Incentive accruals, based on higher profit levels, were also up in the first quarter of 1998, compared to the same period in 1997. The Corporation's noninterest expense ratio improved in the first quarter of 1998 to 47.90 percent, compared to 48.12 percent for the first quarter of 1997 and
48.58 for the fourth quarter of 1997. Although expenses grew significantly due to the GFC acquisition, revenue growth continued at a higher level, resulting in an improved expense ratio.

   The Corporation's effective tax rate for the three months ended March 31, 1998 was 34.19 percent up from 33.1 percent for the three months ended March 31, 1997. This increase was due in part to higher levels of nondeductible intangible amortization expense.

Recently Issued Accounting Standards
------------------------------------
   For 1998, the Corporation adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income." SFAS No. 130 requires the reporting of comprehensive income as part of the Corporation's financial statements, in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain information that historically has not been recognized in the calculation of net income. Refer to Footnote No. 12 to the consolidated financial statements for further information.

   Effective January 1, 1998, the Corporation


With the exception of historical information, the matters discussed or incorporated by reference in this quarterly Form 10Q may contain certain forward-looking statements that involve risk and uncertainties including, but not limited to, economic conditions, product demand and industry capability, competitive products and pricing, new product development, the regulatory and trade environment and other risks indicated in filings with the Securities and Exchange.


Asset Quality
-------------
   As of March 31, 1998, the allowance for loan losses was $151.2 million or
1.56 percent of loans, net of unearned interest. This compares to an allowance of $132.1 million or 1.56 percent of loans, net of unearned interest, at December 31, 1997. The allowance as a percentage of nonperforming loans decreased 27 basis points to 502 percent at March 31, 1998 compared to 529 percent at December 31, 1997.

   Table 2 provides a summary of activity in the allowance for loan losses account by type of loan. As shown in that table, net charge-offs totaled $10.0 million in the first quarter of 1998, a $294,000 decrease compared to the first quarter of 1997. Annualized net charge-offs as a percentage of average outstanding loans declined for the fourth consecutive quarter to 0.43 percent for the first quarter of 1998, compared to 0.54 percent for the same period in 1997.

    The amount of net charge-offs has declined slightly and the percentage of charge-offs to average loans has trended downward over the last year. This decline in net charge-offs has been primarily in the commercial loan area, partially offset by continued increases in retail loans. Net charge-offs for retail loans increased $1.1 million in the first quarter of 1998, compared to the prior year, as net charge-offs on installment loans increased $686,000 in 1998 due to higher loan volumes, while credit card charge-offs remained flat compared to the first quarter of 1997. In addition, net charge-offs on commercial loans decreased $1.5 million in the first quarter of 1998, compared to the same period in 1997. The acquisition of GFC had very little impact on charge-off levels in the first quarter of 1998.

   As shown in Tables 2 and 3, nonperforming assets levels decreased $1.4 million to $35.3 million at March 31, 1998, compared to $36.7 million at March 31, 1997. The decrease in the first quarter was due to significant declines in commercial loans offset by increases in nonaccrual residential mortgages and OREO related to GFC. Nonperforming assets increased $7.6 million in the first quarter of 1998, due primarily to GFC. The percentage of nonperforming loans to end of period loans decreased 14 basis points to 0.31 percent, compared to
0.45 at March 31, 1997 and was up slightly from December 31, 1997. Loans past due 90 days or more and still accruing interest increased $3.8 million in the first three months of 1998, and increased $7.8 million compared to March 31, 1997. The increase in loans past due 90 days or more since March 31, 1997 was due to increases in residential mortgages related to GFC and retail loans in both installment and credit card loans.

    Certain accruing FHA/VA loans, in addition to insured FHA and guaranteed VA loans, which are contractually past due 90 days or more are purchased by the Corporation from GNMA pools it services or from third parties. By purchasing delinquent loans out of pools, the Corporation is able to retain the benefit of the net interest rate differential between the coupon rate the Corporation (as servicer) would otherwise be obligated to pay the GNMA security holder and the Corporation's current cost of funds. Most of the Corporation's investment in delinquent FHA and VA loans is recoverable through claims made against FHA and VA. Any credit losses incurred are no greater than if the FHA/VA loans remained in the GNMA pools and the Corporation remained as servicer. The same risk from foreclosure or loss of interest exists for the Corporation as servicer or owner of the loan. At March 31, 1998, the Corporation held in its loan portfolio $138 million of FHA/VA buyout loans.

    The specific valuation allowance recorded on impaired loans, as prescribed by Statement of Financial Accounting Standards No. 114 (as amended by SFAS No.
118), is included in the total allowance for loan losses. In addition to the valuation allowance on impaired loans, the adequacy of the total allowance for loan losses is monitored on a continual basis and is based on management's evaluation of several key factors: the quality of the current loan portfolio, current economic conditions, evaluation of significant problem loans, an analysis of periodic internal loan reviews, delinquency trends and ratios, changes in the mix and levels of various loan types, historical charge-off and recovery experience and other pertinent information. These estimates are reviewed continually and, as adjustments become necessary, they are reported in earnings in the period in which they become known. Management believes that the allowance for loan losses at March 31, 1998 was adequate to absorb all anticipated losses in the loan portfolio as of that date.

   The recorded investment in impaired loans at March 31, 1998 was $17 million with a related valuation allowance calculated under SFAS No. 114 of $1 million.

STAR BANC CORPORATION AND SUBSIDIARIES
TABLE 2 SUMMARY OF LOAN LOSS EXPERIENCE
For the Periods Ended March 31
(Dollars in thousands)


                                       First Quarter
                                -----------------------
                                     1998        1997
                                ----------- -----------

Average loans - net of unearned
  interest..................... $ 9,420,121 $ 7,680,842
                                =========== ===========

Allowance for loan losses:

  Balance - beginning of
    period..................... $   132,055 $   118,689

  Charge-offs:

    Commercial.................      (2,262)     (4,297)

    Real estate................        (291)       (299)

    Retail.....................     (11,259)     (9,920)
                                ----------- -----------
      Total charge-offs........     (13,812)    (14,516)
                                ----------- -----------
  Recoveries:

    Commercial.................         809       1,389

    Real estate................         135         229

    Retail.....................       2,863       2,599
                                ----------- -----------
      Total recoveries.........       3,807       4,217
                                ----------- -----------

        Net charge-offs........     (10,005)    (10,299)

  Provision charged to
    earnings...................      10,775      13,639

  Allowances of banks purchased      18,368          --
                                ----------- -----------

  Balance - end of period...... $   151,193 $   122,029
                                =========== ===========

Ratio of net charge-offs to
  average loans - net of
  unearned interest............        0.43%       0.54%
                                =========== ===========

STAR BANC CORPORATION AND SUBSIDIARIES
TABLE 3 NONPERFORMING ASSETS
(Dollars in thousands)

                                      March 31,     December 31,     March 31,
                                        1998           1997             1997
                                  ------------    ------------    -------------
Loans on nonaccrual status....... $     30,114    $     24,952    $      34,931

Loans which have been
  renegotiated...................           10              11               15
                                  ------------    ------------    -------------

  Total nonperforming loans......       30,124          24,963           34,946

Other real estate owned..........        5,196           2,734            1,773
                                  ------------    ------------    -------------

  Total nonperforming assets..... $     35,320    $     27,697    $      36,719
                                  ============    ============    =============

Percentage of nonperforming
  loans to loans* ...............         0.31%           0.30%            0.45%
                                  ============    ============    =============
Percentage of nonperforming
  assets to loans* and other
  real estate owned..............         0.37%           0.33%            0.47%
                                  ============    ============    =============
Loans past due 90 days
  or more........................ $     18,390    $     14,575    $      10,633
                                  ============    ============    =============

*  Net of unearned interest.



                                     -23-

STAR BANC CORPORATION AND SUBSIDIARIES
TABLE 4 COMPOSITION OF NONPERFORMING LOANS
(Dollars in thousands)

                                              March 31, 1998                                 December 31, 1997
                           ------------------------------------------------ ------------------------------------------------
                                     Nonperforming Loans          90 Days                 Nonperforming Loans      90 Days
                           --------------------------------------    or      -------------------------------------    or
                              Non-   Restruc-          Percentage   More       Non-   Restruc-          Percentage   More
                            accrual   tured    Total   of Loans   Past Due   accrual   tured    Total   of Loans   Past Due
                           ------------------------------------------------ ------------------------------------------------

Commercial:

  Corporate.................$12,954      $10  $12,964      0.52 %  $1,515    $11,586      $11  $11,597      0.50 % $  463

  Commercial leasing........    314       --      314      0.09        --        805       --      805      0.24        --
                            -------      ---  -------              ------    -------      ---  -------             -------
    Total commercial loans.. 13,268       10   13,278      0.47     1,515     12,391       11   12,402      0.47       463
                            -------      ---  -------              ------    -------      ---  -------             -------
Real estate loans:

  Residential...............  8,572       --    8,572      0.51     5,819      5,416       --    5,416      0.45     3,872

  Commercial mortgage.......  2,535       --    2,535      0.17     1,131      3,587       --    3,587      0.30       394

  Construction/land
    development.............  1,012       --    1,012      0.22       819         --       --       --        --       855
                            -------      ---  -------              ------    -------      ---  -------             -------
    Total real estate loans. 12,119       --   12,119      0.34     7,769      9,003       --    9,003      0.32     5,121
                            -------      ---  -------              ------    -------      ---  -------             -------
Retail loans:

  Other retail..............  1,813       --    1,813      0.10     2,538        956       --      956      0.06     2,023

  Credit cards..............  2,328       --    2,328      0.55     6,066      2,092       --    2,092      0.48     6,593

  Retail leasing............    586       --      586      0.06       502        510       --      510      0.05       375
                            -------      ---  -------              ------    -------      ---  -------             -------
    Total retail loans......  4,727       --    4,727      0.15     9,106      3,558       --    3,558      0.12     8,991
                            -------      ---  -------              ------    -------      ---  -------             -------

    Total loans.............$30,114      $10  $30,124      0.31 % $18,390    $24,952      $11  $24,963      0.30 % $14,575
                            =======      ===  =======      ====   =======    =======      ===  =======      ====   =======

Liquidity, Capital Resources and Cash Flows
-------------------------------------------
   To ensure that adequate funds are always available to meet unexpected customer demands for funds, such as high levels of deposit withdrawals or loan demand, or other aspects of the banking business, the Corporation has succeeded in developing and maintaining a large stable base of core funding from customers based in its local market areas. By policy, the Corporation limits the amount its banking subsidiary can borrow, subject to the Corporation's ability to borrow funds in the capital markets in an efficient and cost effective manner. Star Bank N.A. (the Bank) is a member of the Federal Home Loan Bank of Cincinnati and is able to issue national market retail and institutional certificates of deposit as a funding source. In 1996, the Bank updated an offering circular in order to issue senior or subordinated bank notes of up to $500 million with terms that can vary from 7 days to 30 years. In December 1996, the Bank issued $100 million in subordinated notes under this offering circular. In addition to these funding alternatives, the Corporation maintains a presence in the national fed funds, repurchase agreements, and eurodollar markets.

   The Corporation issues commercial paper notes through a private placement memorandum up to a maximum aggregate amount of $150 million, with maturities of up to 270 days. The proceeds of the notes from the commercial paper program are used for general corporate purposes and to provide funding to Star Banc Finance, Inc. As of March 31, 1998, $81 million in commercial paper was outstanding. The Corporation's consolidated long-term debt, which consists of subordinated notes issued by the Bank and medium term notes issued by the Parent Company, increased $18 million in the first quarter of 1998 to $372 million at March 31, 1998. This increase was due to the issuance of medium term notes.

  In 1996, the Board of Directors approved the purchase of a total of nine million shares under the Corporation's buyback program over the next three years. The repurchased shares are held as treasury shares for reissue in connection with employee stock options. Through March 31, 1998, the Corporation has repurchased 5.7 million shares under the current buyback program. The Corporation repurchased 188,000 shares in the first quarter of 1998 and has suspended the buyback plan pending the acquisition of approximately 50 branches from Bank One, N.A., which is scheduled for the second quarter of 1998.

   Total shareholders' equity increased $507 million in the first three months to $1.41 billion at March 31, 1998. This increase was the result of the $458 million in equity added for Great Financial, in addition to the retention of first quarter earnings. As a result of the suspension of the buyback program during the first quarter of 1998 resulted in a net increase in equity related to stock options. The Corporation also raised its quarterly dividend rate per common share from $0.20 in 1997 to $0.23 in 1998, a 15.0 percent increase.

   Banking industry regulators define minimum capital requirements for banks and bank holding companies. The Corporation's tier 1 and total risk-based capital ratios at March 31, 1998 were 9.03 percent and 12.57 percent, respectively, well above the minimum requirements of 4.0 percent for tier 1 capital to risk-weighted assets and 8.0 percent for total capital to risk-weighted assets. These compare to tier 1 and total ratios of 8.77 percent and
12.61 percent at December 31, 1997. Regulatory authorities have also established a minimum adjusted equity-to-average quarterly assets ("leverage") ratio of 3.0 percent. As of March 31, 1998 the Corporation's leverage ratio was 8.08 percent compared to 8.01 percent at December 31, 1997. The increases in the Corporation's tier 1 and total capital ratios in the first quarter of 1998 were due in part to the additional equity issued for the acquisition of GFC.

   As shown in the Condensed Consolidated Statements of Cash Flows, cash flows from operating activities decreased $53 million for the three months ended March 31, 1998 compared to an increase of $95 million for the same period in 1997. This decrease was attributable to the large increase in loans held-for-sale, which resulted from the high volumes of residential mortgage origination's in the first three months of 1998.

PART II.  OTHER INFORMATION
---------------------------

 ITEMS 1. through 5. are not applicable.


 ITEM  6.  Exhibits and Reports on Form 8-K

            (A)  Exhibits filed:
                 Exhibit 11 - Computation of Earnings Per Share
                 Exhibit 27 - Financial Data Schedule

            (B) The Corporation filed a Current Report on Form 8-K on February 6, 1998 related to the closing of the acquisition of Great Financial Corporation.


SIGNATURES
----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        STAR BANC CORPORATION

     May 14, 1998                       /s/ Jerry A. Grundhofer
-----------------------                 ------------------------------
        Date                            Jerry A. Grundhofer
                                        Chairman, President, and Chief
                                        Executive Officer


     May 14, 1998                       /s/ David M. Moffett
-----------------------                 ------------------------------
        Date                            David M. Moffett
                                        Executive Vice President
                                        and Chief Financial Officer