Form 10-Q
period 1998-06-30
STAR BANC CORP /OH/
filed 1998-08-14
CIK 36678

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

95,882,471 common shares, par value $5, outstanding at August 1, 1998
---------------------------------------------------------------------

STAR BANC CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 1998

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
               Notes to Condensed Consolidated Financial Statements.... 9 - 16
          Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations.....................17 - 28

Part II. Other Information:
          Item 1. Legal Proceedings....................................   none
          Item 2. Changes in Securities................................   none
          Item 3. Defaults Upon Senior Securities......................   none
          Item 4. Submission of Matters to a Vote of Security Holders..   none
          Item 5. Other Information....................................   none
          Item 6. Exhibits and Reports on Form 8-K.....................     29

Signatures.............................................................     29

PART I.  FINANCIAL INFORMATION
STAR BANC CORPORATION AND SUBSIDIARIES
FINANCIAL HIGHLIGHTS
(Dollars in thousands, except per share data)

                                                       Second Quarter                    Year through June 30,
                                         -------------------------------------    -------------------------------------
                                                                      Percent                                  Percent
                                              1998          1997       Change          1998          1997       Change
                                         ------------  ------------  ---------    ------------  ------------  ---------

Net income...............................$     64,993  $     47,613     36.5 %    $    124,337  $     92,886     33.9 %

Per share:
  Basic earnings per common share........$       0.67  $       0.55     21.8 %    $       1.32  $       1.08     22.2 %
  Diluted earnings per common share......        0.66          0.54     22.2              1.28          1.04     23.1
  Common dividends declared..............        0.23          0.20     15.0              0.46          0.40     15.0
  Book value per common share............       15.33          9.93     54.4             15.33          9.93     54.4
  Market value per common share..........       63.88         42.25     51.2             63.88         42.25     51.2

Average balances:
  Total assets...........................$ 14,159,105  $ 10,244,695     38.2 %    $ 13,429,137  $ 10,144,620     32.4 %
  Earning assets.........................  12,534,151     9,345,491     34.1        11,947,797     9,252,737     29.1
  Loans, net of unearned interest........   9,889,405     7,904,768     25.1         9,656,059     7,793,423     23.9
  Deposits...............................  10,434,401     7,888,397     32.3         9,886,463     7,827,277     26.3
  Total shareholders' equity.............   1,434,813       839,691     70.9         1,315,871       842,628     56.2

Ratios:
  Return on average assets...............        1.84 %        1.86 %                     1.87 %        1.85 %
  Return on average equity...............       18.17         22.74                      19.05         22.23
  Average total shareholders' equity
    to average total assets..............       10.13          8.20                       9.80          8.31

  Risk-based capital ratios:
    Tier 1...............................        8.01          8.56                       8.01          8.56
    Total................................       11.38         12.54                      11.38         12.54
  Leverage - average assets (a)..........        6.93          7.74                       6.93          7.74

  Net interest margin....................        4.55          4.96                       4.63          4.94
  Noninterest expense to net revenue.....       47.80         47.97                      47.85         48.04
  Noninterest income as a percent
    of net revenue.......................       33.34         30.18                      32.40         29.45
  Net income to net revenue..............       30.44         28.71                      30.41         28.66


(a) - defined by regulatory authorities as tier 1 equity to the current quarter's adjusted average assets.

                              ARTHUR ANDERSEN LLP


                   Report of Independent Public Accountants


To the Shareholders and Board of Directors of Star Banc Corporation:

     We have reviewed the accompanying condensed consolidated balance sheet of STAR BANC CORPORATION (an Ohio corporation) as of June 30, 1998, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1998 and 1997, and the condensed consolidated statements of changes in shareholders' equity and cash flows for the six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Corporation's management.

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

Cincinnati, Ohio
   July 13, 1998

STAR BANC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

                                                     (Unaudited)
                                                      June 30,        December 31,
                                                        1998             1997
                                                    -----------      -------------
ASSETS:
Cash and due from banks.............................$   720,176      $   577,479
Money market investments............................     65,320          238,441
Investment securities:
  Available-for-sale................................  2,619,074        1,007,619
  Held-to-maturity (market value of $139,548 at
    June 30, 1998 and $154,996 at December 31,
    1997............................................    138,643          154,549
                                                    -----------      -----------
  Total securities..................................  2,757,717        1,162,168
Loans:
  Commercial loans..................................  3,000,426        2,719,626
  Real estate loans.................................  3,559,856        2,773,212
  Retail loans......................................  3,588,418        3,150,370
                                                    -----------      -----------
    Total loans..................................... 10,148,700        8,643,208
    Less: Unearned interest.........................    244,050          198,942
                                                    -----------      -----------
                                                      9,904,650        8,444,266
          Allowance for loan losses.................    153,180          132,055
                                                    -----------      -----------
    Net loans.......................................  9,751,470        8,312,211
Loans held for sale.................................    286,335               --
Premises and equipment..............................    189,426          141,439
Acceptances - customers' liability..................     18,718           16,764
Other assets........................................  1,141,750          510,399
                                                    -----------      -----------
    Total assets....................................$14,930,912      $10,958,901
                                                    ===========      ===========

LIABILITIES:
Deposits:
  Noninterest-bearing deposits......................$ 2,156,995      $ 1,717,987
  Interest-bearing deposits.........................  9,342,858        6,479,588
                                                    -----------      -----------
      Total deposits................................ 11,499,853        8,197,575
Short-term borrowings...............................  1,141,773        1,113,570
Long-term debt......................................    371,896          353,742
Guaranteed preferred beneficial interests in
  Corporation's Junior subordinated debentures......    148,605          148,581
Acceptances outstanding.............................     18,718           16,764
Other liabilities...................................    281,739          222,656
                                                    -----------      -----------
    Total liabilities............................... 13,462,584       10,052,888
                                                    -----------      -----------

SHAREHOLDERS' EQUITY:
Preferred stock:
  Shares authorized - 1,000,000
  Shares outstanding - none
 Common stock:
  Shares authorized - 400,000,000 at June 30,
    1998 and 200,000,000 at December 31, 1997
  Shares issued - 96,402,651 at June 30, 1998 and
    90,481,374 at December 31, 1997.................    482,013          452,407
Surplus.............................................    359,829           84,015
Retained earnings...................................    620,616          527,297
Treasury stock, at cost - 617,485 shares at
  June 30, 1998 and 5,192,374 shares at
  December 31, 1997.................................     (9,357)        (167,048)
Net unrealized gain/(loss) on available-for-sale
   securities.......................................     15,227            9,342
                                                    -----------      -----------
    Total shareholders' equity......................  1,468,328          906,013
                                                    -----------      -----------

    Total liabilities and shareholders' equity......$14,930,912      $10,958,901
                                                    ===========      ===========

The accompanying notes are an integral part of these statements.

STAR BANC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE PERIODS ENDED JUNE 30
(Unaudited)
(Dollars in thousands, except per share data)

                                          Second Quarter          Six Months
                                        ------------------    ------------------
                                            1998      1997        1998      1997
                                        --------  --------    --------  --------
INTEREST INCOME:
Interest and fees on loans..............$216,203  $174,754    $424,383  $342,166
Interest and fees on loans held for sale   5,248        --       8,517        --
Interest on investment securities:
  Taxable...............................  38,524    22,797      65,709    46,417
  Non-taxable...........................   1,098       904       2,101     1,706
Interest on money market investments....     883       938       2,219     1,303
                                        --------  --------    --------  --------
  Total interest income................. 261,956   199,393     502,929   391,592
                                        --------  --------    --------  --------

INTEREST EXPENSE:
Interest on deposits....................  92,917    67,112     175,073   131,719
Interest on short-term borrowings.......  18,944    12,138      35,925    23,718
Interest on long-term debt..............   8,638     5,220      17,253     9,168
                                        --------  --------    --------  --------
  Total interest expense................ 120,499    84,470     228,251   164,605
                                        --------  --------    --------  --------

    Net interest income................. 141,457   114,923     274,678   226,987

Provision for loan losses...............  11,550    13,725      22,325    27,364
                                        --------  --------    --------  --------

    Net interest income after
      provision for loan losses......... 129,907   101,198     252,353   199,623
                                        --------  --------    --------  --------

NONINTEREST INCOME:
Trust income............................  17,882    13,817      33,960    26,963
Retail deposit income...................  12,608    10,010      24,023    19,767
Mortgage banking income.................  13,303     4,649      21,744     6,935
Cash management income..................   5,425     4,359      10,396     8,958
Credit card income......................   5,664     5,605      11,170    10,676
Electronic banking income...............   4,391     3,816       8,250     7,395
Investment securities gains/(losses)-net     (19)   (1,635)        157    (3,756)
All other income........................  11,925     9,418      22,795    18,532
                                        --------  --------    --------  --------
  Total noninterest income..............  71,179    50,039     132,495    95,470
                                        --------  --------    --------  --------

NONINTEREST EXPENSE:
Salaries................................  40,332    31,658      76,914    62,182
Pension and other employee benefits.....   6,034     5,238      12,426    10,518
Equipment expense.......................   6,421     4,859      12,253     9,436
Occupancy expense - net.................   7,089     5,569      13,477    11,156
All other expense.......................  42,188    32,217      80,587    62,428
                                        --------  --------    --------  --------
  Total noninterest expense............. 102,064    79,541     195,657   155,720
                                        --------  --------    --------  --------

INCOME BEFORE TAX.......................  99,022    71,696     189,191   139,373
Income tax..............................  34,029    24,083      64,854    46,487
                                        --------  --------    --------  --------

NET INCOME..............................$ 64,993  $ 47,613    $124,337  $ 92,886
                                        --------  --------    --------  --------

OTHER COMPREHENSIVE INCOME, NET OF TAX:
  Unrealized gains/(losses) on
    securities:
      Unrealized holding gains/(losses)
        arising during period...........   6,126     1,033       5,987    (6,316)
      Less:  Reclassification adjust-
             ment for gains/(losses)
             included in net income.....      12     1,063        (102)    2,441
                                        --------  --------    --------  --------
Other comprehensive income..............   6,138     2,096       5,885    (3,875)
                                        --------  --------    --------  --------

COMPREHENSIVE INCOME....................$ 71,131  $ 49,709    $130,222  $ 89,011
                                        ========  ========    ========  ========

PER SHARE:
Basic earnings per common share.........$   0.67  $   0.55    $   1.32  $   1.08
Diluted earnings per common share.......    0.66      0.54        1.28      1.04
Common stock cash dividends declared....    0.23      0.20        0.46      0.40

The accompanying notes are an integral part of these statements.

STAR BANC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands)
(Unaudited)

                               Series B                                          Unrealized
                               Preferred  Common            Retained  Treasury   Gain/(Loss)   Total
                                Stock     Stock    Surplus  Earnings   Stock    on Securities  Equity
                              -------- --------- --------- --------- ---------- ----------- ----------
Balance, January 1, 1997..... $     -- $ 452,407 $  76,045 $ 400,838 $ (81,344) $     7,126 $  855,072

 Net income..................                                 92,886                            92,886

 Cash dividends declared
  on common stock............                                (34,214)                          (34,214)

 Issuance of common stock
  and treasury shares........                          508               9,185                   9,693

 Purchase of treasury
  stock......................                                          (73,563)                (73,563)

 Shares reserved to meet
  deferred compensation
  obligations................                        2,071                (643)                  1,428

 Amortization of stock
  awards.....................                          210                                         210

 Change in net unrealized
  gain/(loss) on available-
  for-sale securities........                                                        (3,875)    (3,875)
                              -------- --------- --------- --------- ---------- ----------- ----------
Balance, June 30, 1997....... $     -- $ 452,407 $  78,834 $ 459,510 $(146,365) $     3,251 $  847,637
                              ======== ========= ========= ========= ========== =========== ==========

Balance, January 1, 1998..... $     -- $ 452,407 $  84,015 $ 527,297 $(167,048) $     9,342 $  906,013

 Net income..................                                124,337                           124,337

 Cash dividends declared
  on common stock............                                (44,018)                          (44,018)

 Issuance of common stock
  and treasury shares........              3,344    14,245               9,477                  27,066

 Acquisition of Great
  Financial..................             26,262   259,015    13,000   159,613                 457,890

 Purchase of treasury
  stock......................                                          (10,393)                (10,393)

 Shares reserved to meet
  deferred compensation
  obligations................                        2,199              (1,006)                  1,193

 Amortization of stock
  awards.....................                          355                                         355

 Change in net unrealized
  gain/(loss) on available-
  for-sale securities........                                                         5,885      5,885
                              -------- --------- --------- --------- ---------- ----------- ----------
Balance, June 30, 1998....... $     -- $ 482,013 $ 359,829 $ 620,616 $  (9,357) $    15,227 $1,468,328
                              ======== ========= ========= ========= ========== =========== ==========

The accompanying notes are an integral part of these statements.

STAR BANC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

                                                                Six Months Ended
                                                                    June 30
                                                            ----------------------
                                                                 1998         1997
                                                            ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                $  124,337   $   92,886
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization.........................    11,567       10,828
      Intangible amortization...............................    23,189        8,768
      Provision for loan losses.............................    22,325       27,364
      Provision for deferred taxes..........................    29,950       17,219
      (Gain)/loss on sale of premises and equipment - net...         6          (93)
      (Gain)/loss on sale of securities - net...............      (157)       3,752
      (Gain)/loss on sale of mortgage loans.................    (8,386)      (3,055)
      Proceeds from sale of mortgage loans .................   652,207      123,680
      Mortgage loans originated for sale on the secondary
        market..............................................  (734,120)    (117,080)
      Net change in other assets............................   (32,204)     (97,461)
      Net change in other liabilities.......................     9,438        1,279
                                                            ----------   ----------
        Total adjustments...................................   (26,185)     (24,799)
                                                            ----------   ----------
       Net cash provided by operating activities............    98,152       68,087
                                                            ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of held-to-maturity securities...    16,222       13,887
  Proceeds from maturities of available-for-sale securities.   334,944      166,998
  Proceeds from sales of available-for-sale securities......   312,063      162,167
  Purchase of held-to-maturity securities...................      (466)     (26,101)
  Purchase of available-for-sale securities.................(1,007,372)    (141,796)
  Net change in loans.......................................  (321,993)    (502,469)
  Proceeds from sales of loans..............................   101,564       43,472
  Proceeds from sales of premises and equipment.............        15          142
  Purchase of premises and equipment........................   (17,918)     (10,300)
  Acquisition of Great Financial
   Corporation (net of cash acquired).......................  (134,858)          --
  Net change due to acquisition of branch offices...........   816,978       83,711
                                                            ----------   ----------
    Net cash provided by/(used in) investing activities.....    99,179     (210,289)
                                                            ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in deposits....................................   241,228      288,022
  Net change in short-term borrowings.......................  (149,948)      63,020
  Principal payments on long-term debt......................  (305,042)          --
  Proceeds from issuance of long-term debt..................    17,979       54,962
  Proceeds from issuance of capital securities..............        --      148,554
  Proceeds from issuance of common stock....................    16,273        9,693
  Purchase of treasury stock................................   (10,393)     (73,563)
  Shares reserved to meet deferred compensation obligations.     1,193        1,428
  Dividends paid............................................   (39,045)     (30,742)
                                                            ----------   ----------
    Net cash provided by/(used in) financing activities.....  (227,755)     461,374
                                                            ----------   ----------

  Net change in cash and cash equivalents...................   (30,424)     319,172
  Cash and cash equivalents at beginning of year............   815,920      559,001
                                                            ----------   ----------
  Cash and cash equivalents at end of year..................$  785,496   $  878,173
                                                            ==========   ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for the six months ended June 30:                     1998         1997
                                                            ----------   ----------
    Interest................................................$  217,093   $  166,250
    Income taxes............................................    18,203       12,427
  Noncash transfer of loans to other real estate owned......     3,831          552

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


Note 2.  Investment Securities
------------------------------
	The following table summarizes unrealized gains and losses for held-to-maturity and available-for-sale securities at June 30, 1998 and December 31, 1997. (Dollars are in thousands)

                                        June 30, 1998                      December 31, 1997
                          ------------------------------------- -------------------------------------
                           Amortized     Unrealized        Fair  Amortized     Unrealized        Fair
                                Cost   Gains  Losses      Value       Cost   Gains  Losses      Value
                          ------------------------------------- -------------------------------------
Held-to-Maturity
----------------
Mortgage-backed
  securities              $   75,489 $    -- $   597 $   74,892 $   89,443 $    -- $   747 $   88,696
Obligations of state and
  political subdivisions      63,154   2,184     682     64,656     65,106   2,048     854     66,300
Other debt securities             --      --      --         --         --      --      --         --
                          ---------- ------- ------- ---------- ---------- ------- ------- -----------
  Total held-to-
     maturity securities  $  138,643 $ 2,184 $ 1,279 $  139,548 $  154,549 $ 2,048 $ 1,601 $  154,996
                          ========== ======= ======= ========== ========== ======= ======= ==========

-------

                                        June 30, 1998                      December 31, 1997
                          ------------------------------------- -------------------------------------
                           Amortized     Unrealized        Fair  Amortized     Unrealized        Fair
                                Cost   Gains  Losses      Value       Cost   Gains  Losses      Value
                          ------------------------------------- -------------------------------------
Available-for-Sale
------------------
U.S. Treasuries and
  agencies                $   14,538 $   248 $    16 $   14,770 $   14,727 $   205 $     4 $   14,928
Mortgage-backed
  securities               2,460,879  24,907   3,587  2,482,199    899,115  15,369     124    914,360
Obligations of state
  and political
  subdivisions                 8,355   1,837      --     10,192         --      --      --         --
Other debt securities          2,221      42       5      2,258      1,935       9      16      1,928
Federal Reserve/FHLB
  stock and other
  equity securities          109,655      --      --    109,655     77,093       1     691     76,403
                          ---------- ------- ------- ---------- ---------- ------- ------- ----------
  Total available-for-
      sale securities     $2,595,648 $27,034 $ 3,608 $2,619,074 $  992,870 $15,584 $   835 $1,007,619
                          ========== ======= ======= ========== ========== ======= ======= ==========

	As of June 30, 1998, the Corporation reported a net unrealized gain of $23.4 million for available-for-sale securities. For the first six months of 1998, the after-tax net unrealized gain/(loss) reported as a separate component of equity increased from a net unrealized gain of $9.3 million to a net unrealized gain of $15.2 million, increasing shareholders' equity $5.9 million.

  During the first quarter of 1998 approximately $615 million in mortgage loans were converted to mortgage-backed securities.

	The following table presents the amortized cost and fair value of held-to-maturity and available-for-sale debt securities at June 30, 1998. (Dollars in thousands)

                                               Amortized             Fair
Held-to-Maturity                                    Cost            Value
----------------                             -----------      -----------
One year or less                             $    25,872      $    26,048
After one year through five years                 44,637           44,629
After five years through ten years                30,314           30,443
After ten years                                   37,820           38,428
                                             -----------      -----------
     Total                                   $   138,643      $   139,548
                                             ===========      ===========

Available-for-Sale
------------------
One year or less                             $   541,788      $   546,378
After one year through five years              1,282,099        1,294,411
After five years through ten years               530,773          535,648
After ten years                                  131,333          132,982
                                             -----------      -----------
     Total                                   $ 2,485,993      $ 2,509,419
                                             ===========      ===========

Note: Maturity information related to mortgage-backed securities included above is presented based upon weighted average maturities anticipating future prepayments.

Note 3.  Loans
--------------
	The following table summarizes the composition of the loan portfolio, net of unearned interest, as of June 30, 1998 and December 31, 1997.
(Dollars are in thousands)

                                                June 30,     December 31,
                                                  1998           1997
                                              ----------      ----------
Commercial loans:
  Corporate loans                             $2,164,567      $1,972,609
  Asset-based lending                            398,150         325,140
  Commercial leasing                             350,854         336,382
  Industrial revenue bonds                        25,897          27,481
                                              ----------      ----------
    Total commercial loans                     2,939,468       2,661,612
                                              ----------      ----------
Real estate loans:
  Residential mortgage                         1,632,877       1,216,543
  Commercial mortgage                          1,470,089       1,184,315
  Construction and land development              456,890         372,355
                                              ----------      ----------
    Total real estate loans                    3,559,856       2,773,213
                                              ----------      ----------
Retail loans:
  Installment                                  1,886,514       1,639,566
  Credit cards                                   419,052         439,371
  Retail leasing                               1,099,760         930,504
                                              ----------      ----------
    Total retail loans                         3,405,326       3,009,441
                                              ----------      ----------
      Total loans, net of unearned interest   $9,904,650      $8,444,266
                                              ==========      ==========


Note 4.  Impaired Loans
-----------------------
	The following table shows the Corporation's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 (as amended by SFAS No. 118) at June 30, 1998 and December 31, 1997. (Dollars are in thousands)

                                       June 30, 1998        December 31, 1997
                                  ---------------------  ---------------------
                                    Recorded  Valuation    Recorded  Valuation
                                  Investment  Allowance  Investment  Allowance
                                  ----------  ---------  ----------  ---------
Impaired Loans:
 Valuation allowance required      $   4,876   $  1,088   $   5,517   $  1,112
 No valuation allowance required      11,540         --      11,190         --
                                   ---------   --------   ---------   --------
  Total impaired loans             $  16,416   $  1,088   $  16,707   $  1,112
                                   =========   ========   =========   ========

	The average recorded investment in impaired loans for the six months ended June 30, 1998 was $17 million, compared to $28 million for the same period in 1997. As a general policy, the Corporation applies both principal and interest payments received on impaired loans as a reduction of principal. No interest income was recognized on impaired loans in the first six months of 1998 or 1997.

Note 5. Allowance for Loan Losses
---------------------------------
	A summary of the activity in the allowance for loan losses is shown in the following table. (Dollars are in thousands)


                                             Six Months Ended     Year Ended
                                                 June 30,       December 31,
                                           -------------------- ------------
                                               1998      1997           1997
                                           ---------  ---------    ---------
Balance - beginning of period              $ 132,055  $ 118,689    $ 118,689
 Loans charged-off                           (27,442)   (29,220)     (55,831)
 Recoveries on loans previously charged-off    6,874      8,656       15,583
                                           ---------  ---------    ---------
     Net charge-offs                         (20,568)   (20,564)     (40,248)

 Provision charged to earnings                22,325     27,364       53,614
 Allowances of banks purchased                19,368         --           --
                                           ---------  ---------    ---------
Balance - end of period                    $ 153,180  $ 125,489    $ 132,055
                                           =========  =========    =========

Note 6.  Deposits
-----------------
	The following table summarizes the composition of deposits of the Corporation as of June 30, 1998 and December 31, 1997. (Dollars are in thousands)

                                                  June 30,     December 31,
                                                    1998           1997
                                               -----------     ----------
Noninterest-bearing deposits                   $ 2,156,995     $1,717,987
Interest-bearing deposits:
   Savings                                         959,299        794,365
   NOW accounts                                    204,445        119,573
   Money market deposit accounts                 3,283,697      2,327,703
   Time deposits $100,000 and over - domestic      640,625        334,687
   Foreign deposits $100,000 and over               29,458         30,143
   All other deposits                            4,225,334      2,873,117
                                               -----------     ----------
      Total interest-bearing deposits            9,342,858      6,479,588
                                               -----------     ----------
      Total deposits                           $11,499,853     $8,197,575
                                               ===========     ==========

Note 7. Guaranteed Preferred Beneficial Interests In Corporation's Junior Subordinated Debt
--------------------------------------------------------------------------
	In 1997, the Corporation formed Star Capital I ("the Trust"), a wholly owned Delaware business trust which issued $150 million of Corporation-obligated mandatorily redeemable Floating Rate Securities ("Capital Securities") and $4,460,000 aggregate liquidation amount of Corporation-obligated redeemable Floating Rate Common Securities (the "Common Securities";
together with the Capital Securities, the "Trust Securities").   The Trust used
the proceeds from the issuance of the Trust Securities to purchase a like amount of Floating Rate Junior Subordinated Debentures ("the Debentures") of the parent company. The Debentures are the sole assets of the Trust and all the Common Securities are held by the Corporation. The Corporation used the proceeds from the sale of the Debentures for general corporate purposes, which included repurchase of common equity of the Corporation, repayment of indebtedness, and the financing of acquisitions.

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


Note 8. Income Tax
------------------
	The components of the net deferred tax liability included in other liabilities on the Corporation's consolidated balance sheets at June 30, 1998 and December 31, 1997 are shown in the following table. (Dollars are in thousands)

                                       June 30,        December 31,
                                         1998             1997
                                      ---------        ---------
Allowance for loan losses             $  52,604        $  46,260
Deferred compensation                     5,419            4,499
Deferred loan fees and costs              1,778              995
Intangible asset amortization               891              280
Other                                     4,782            3,166
                                      ---------        ---------
    Total deferred tax asset             65,474           55,200
                                      ---------        ---------

Leased assets                          (147,263)        (120,078)
Fixed asset depreciation                 (7,156)          (6,364)
Pension liabilities                      (6,285)          (6,410)
Unrealized gain on securities            (8,199)          (5,402)
FHLB stock dividends                     (7,798)          (2,504)
Purchase accounting/intangible assets    (1,309)          (1,021)
Mortgage servicing rights                (4,148)              --
Other                                    (5,863)          (3,226)
                                      ---------        ---------
     Total deferred tax liability      (188,021)        (145,005)
                                      ---------        ---------
      Net deferred tax liability      $(122,547)       $ (89,805)
                                      =========        =========

The Corporation has not recorded a valuation reserve related to deferred tax assets.

Note 9. Other Noninterest Expense
---------------------------------
	The following are included in all other expense for the three months and six months ended June 30, 1998 and 1997. (Dollars are in thousands)

                                      Three Months          Six Months
                                   -----------------    -----------------
                                      1998     1997        1998     1997
                                   -------  --------    -------  --------
Amortization of intangible assets  $ 8,567  $ 4,278     $15,506  $ 8,768
Outside processing services          3,744    3,100       7,560    6,480
State taxes                          3,604    2,800       7,009    5,044
Marketing                            2,854    2,372       6,549    4,746


Note 10.  Mortgage Servicing Assets
-----------------------------------
  The Corporation recognizes servicing assets on residential mortgage loans to be sold on the secondary market. The value of mortgage servicing assets are established based on either the amount of consideration paid for loans purchased or pricing determined using a valuation model which calculates the present value of estimated future cash flows based on the market rate at the time the loan was originated. The Corporation sold all mortgage servicing assets originated in 1997 to a third party on a quarterly basis, therefore the value of those assets are established based on the future sale commitment. Mortgage servicing assets are amortized as a reduction of servicing revenues, over the period of the estimated lives of the underlying loans, in proportion with estimated net servicing income.

  Quarterly impairment testing of all mortgage servicing assets is performed using a discounted cash flow methodology assuming current national prepayment speeds and a current discount rate. The discount rates assumed were 9.50 percent at June 30, 1998 and 9.25 percent at December 31, 1997. Impairment will be recognized through a valuation allowance for each impaired stratum.

	The following is a summary of mortgage servicing assets included in other assets at June 30, 1998 and December 31, 1997. (Dollars are in thousands)

                                          June 30,      Dec. 31,
Mortgage Servicing Assets:                    1998          1997
                                          --------      --------
Balance at beginning of year              $  9,286      $ 12,820
   Amount capitalized/acquired              73,116         3,497
   Amount sold                              (6,142)       (5,548)
   Amortization                             (3,118)       (1,483)
                                          --------      --------
       Balance at end of period           $ 73,142      $  9,286
                                          ========      ========

   There was no valuation allowance established related to mortgage servicing rights at June 30, 1998 or December 31, 1997.

Note 11.  Earnings Per Share
----------------------------
	The following table shows the amounts used in the computation of basic and diluted earnings per share, in accordance with SFAS No. 128 for the three months and six months ended June 30, 1998.

                                         Three Months          Six Months
                                     ------------------   -------------------
                                       1998       1997       1998       1997
                                     -------    -------   --------   --------
Net income                           $64,993    $47,613   $124,337   $ 92,886
Dividends on preferred stock              --         --         --         --
                                     -------    -------   --------   --------
Net income available to common
  shareholders                       $64,993    $47,613   $124,337   $ 92,886
                                     =======    =======   ========   ========
Weighted average shares:
Common shares                         96,316     86,021     94,087     86,385
Convertible preferred shares              --         --         --         --
Stock awards                              63         47         62         44
Stock options                          2,717      2,660      2,765      2,592
                                     -------    -------   --------   --------
Weighted average diluted common
 shares                               99,096     88,728     96,914     89,021
                                     =======    =======   ========   ========

Basic earnings per share
  (net income available to common
  shareholders divided by weighted
  average common shares)             $  0.67    $  0.55   $   1.32   $   1.08
                                     =======    =======   ========   ========

Diluted earnings per share
  (net income divided by weighted
  average diluted common shares)     $  0.66    $  0.54   $   1.28   $   1.04
                                     =======    =======   ========   ========


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

	At period end the Corporation held securities classified as available-for-sale, which have unrealized gains (losses). The before tax and after tax amount for the three months and six months ended June 30, 1998 and 1997 is summarized below.
                                 Three Months        Six Months
                               ----------------   ----------------
                                  1998     1997      1998     1997
                               -------  -------   -------  -------
Net unrealized holding
  gains(losses) before tax     $ 9,428  $ 1,607   $ 8,834  $(9,725)
Tax (expense)/benefit           (3,302)    (574)   (2,847)   3,409
Reclassification adjustment
  for gains(losses)
  included in net income            19    1,635      (157)   3,756
Tax (expense)/benefit               (7)    (572)       55   (1,315)
                               -------  -------   -------  -------
                               $ 6,138  $ 2,096   $ 5,885  $(3,875)
                               =======  =======   =======  =======

Note 13.  Acquisitions
----------------------
	On February 7, 1998, the Corporation acquired Great Financial Corporation for 70 percent stock and 30 percent cash. The 70 percent of Great Financial's shares were exchanged for common shares of Star Banc Corporation stock at an exchange ratio of 0.949 Star Banc shares for each share of Great Financial.
The remaining 30 percent of Great Financial shares were exchanged for $44 in cash for each share.
 	The Corporation issued 9.5 million shares and the total value of this transaction was $648 million. This transaction is structured as a tax-free exchange for shareholders receiving stock and has been accounted for as a purchase transaction. The allocation of the purchase price for Great Financial is preliminary and may change as certain estimates and contingencies are finalized, although any adjustments are not expected to be material.
 	The following table presents an Unaudited Pro Forma Combined Summary of Operations of the Corporation and Great Financial for the three months and six months ended June 30, 1997. The Unaudited Pro Forma Combined Summary of Operations is presented as if the Great Financial merger had been effective January 1, 1997. (dollars are in thousands except per share data)

                                     Three Months Ended   Six Months Ended
                                          June 30, 1997      June 30, 1997
                                     ------------------   ----------------
Net interest income                            $133,141           $263,186
Net income                                       50,129             97,450
Basic earnings per common share                    0.52               1.02
Diluted earnings per common share                  0.51               0.98


     On June 19, 1998, Star Bank, N.A., the primary subsidiary of the Corporation acquired 49 Bank One branches, including approximately
$1.1 billion in deposits and approximately $120 million in loans. The acquisition was accounted for as a purchase transaction with an initial premium of approximately $116 million. The allocation of the purchase price for the branches is preliminary and may change as certain estimates and contingencies are finalized, although any adjustments are not expected to be material.

     On April 10, 1998, the Corporation announced that it had signed a definitive merger agreement to acquire Trans Financial, Inc. ("Trans Financial"), a $2.2 billion Bowling Green, Kentucky-based financial services holding company. Under the terms of the agreement the Corporation will acquire Trans Financial through a stock-for-stock fixed exchange of 0.9003 Star Banc shares for each share of Trans Financial. The value of the transaction is approximately $696 million and is expected to be completed late in the third quarter of 1998. This transaction is structured as a tax-free exchange for shareholders and will be accounted for as a pooling-of-interest.

     On July 1, 1998, the Corporation and Firstar Corporation ("Firstar") announced it had signed a definitive agreement to merge through an exchange of shares valued at approximately $7.2 billion. Firstar is a $20.0 billion Milwaukee, Wisconsin-based financial services holding company. Under the terms of the agreement, Firstar shareholders will receive a tax-free exchange of 0.76 shares of common stock of the combined company for each share of Firstar common stock and shareholders of Star Banc will retain one share of common stock in the combined company for each Star Banc share. This transaction is expected to be accounted for as a pooling-of-interest. The combined company will be known as Firstar Corporation.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

Overview
--------
   Net income of Star Banc Corporation ("the Corporation") for the quarter ended June 30, 1998, was $64,993,000, a 36.5 percent increase over the second quarter of 1997. Net income for the first six months of 1998 was $124,337,000 a 33.9 percent increase over the same period in 1997. Diluted earnings per common share was $0.66 for the second quarter of 1998, compared to $0.54 for the second quarter of 1997, an increase of 22.2 percent. For the first six months of 1998 diluted earnings per common share was $1.28, a 23.1 percent increase over the same period in 1997.

   Earnings results for the second quarter and first six months of 1998 reflect the acquisition of Great Financial Corporation ("GFC") with strong increases in net interest income and noninterest income, and a corresponding percentage increase in noninterest expenses. Return on average assets was 1.84 percent for the second quarter and 1.87 percent for the first six months of 1998, compared to 1.86 percent and 1.85 percent, respectively, for the same periods in 1997. As a result of the GFC acquisition, return on average equity declined to 18.17 percent for the second quarter and 19.05 percent for the first six months of 1998, compared to 22.74 percent and 22.23 percent, respectively, for the same periods in 1997.

   On February 7, 1998, the Corporation completed the acquisition of Great Financial Corporation for 70 percent stock and 30 percent cash. The Corporation issued 9.5 million shares and the total value of the acquisition was $648 million. This transaction was a tax-free exchange for shareholders receiving stock and was accounted for as a purchase transaction. The GFC acquisition added approximately $3.0 billion in assets and $1.9 billion in deposits, in addition to 43 branch offices in Kentucky and two in Indiana.

   On April 10, 1998, the Corporation announced a definitive agreement to purchase Trans Financial Inc., a $2.2 billion financial services holding company based in Bowling Green, Kentucky. The purchase of Trans Financial Inc. is a tax-free stock-for-stock exchange and will be accounted for as a pooling-of-interest. Under the terms of this agreement, the Corporation will exchange
0.9003 shares of Star Banc common stock for each share of Trans Financial.  The
value of the transaction is approximately $696 million.   This transaction has
been approved by Trans Financials' shareholders and all appropriate regulatory agencies and will close on August 21, 1998.

   On June 19, 1998, Star Bank, N.A. ("the Bank") completed the acquisition of 49 branch offices located in 26 counties throughout Ohio from Bank One. In this acquisition the Bank acquired $1.1 billion in deposits and $120 million in loans for a premium of $117 million. The remaining cash received in this transaction was invested in mortgage-backed securities.

   On July 1, 1998, Star Banc Corporation and Firstar Corporation ("Firstar") announced they had signed a definitive agreement to merge through an exchange of shares valued at approximately $7.2 billion. The merger is a tax-free stock exchange and is expected to be accounted for as a pooling-of-interest. Firstar is a $20 billion financial services holding company based in Milwaukee, Wisconsin. The combined company will provide a full range of consumer banking, commercial banking, trust and investment management services and products to more than 3 million customers, with approximately 720 branch locations in eight Midwest states and Arizona, in addition to trust operations in Florida. Under the terms of the agreement, Firstar shareholders will receive 0.76 shares of common stock of the combined company for each share of Firstar common stock and Star Banc shareholders will retain one share of common stock in the combined company for each common share of Star Banc. The combined company will be known as Firstar Corporation, its corporate headquarters will be located in Milwaukee and consumer banking and specialized lending operations will be located in Cincinnati.

Financial Condition
-------------------
   Total assets at June 30, 1998 amounted to $14.93 billion, up $4.0 billion from $10.96 billion at December 31, 1997. Total loans, net of unearned interest, increased $1.46 billion to $9.90 billion at June 30, 1998, compared to $8.44 billion at December 31, 1997. These increases were due to the acquisitions of GFC and the Bank One branch offices. The acquisition of GFC added $2.81 billion in total assets and $1.87 billion in loans. Also in the first six months of 1998, the Corporation swapped $615 million in residential mortgages to investment securities. Outside of the changes in residential mortgages the Corporation experienced strong loan growth in several loan areas for the first half of 1998, led by retail leasing up
$169 million or 18.2 percent, and commercial loans up $114 million or
4.3 percent.

   Investment securities increased $1.60 billion to $2.76 billion at June 30, 1998 compared to $1.16 billion at December 31, 1997. This increase was due in part to the GFC acquisition and the residential mortgage swaps previously discussed. In addition, the Corporation purchased $784 million in securities with the cash received in the Bank One branch acquisition, resulting in a total of $1.0 billion in mortgage-backed securities purchased in the first six months of 1998. As of June 30, 1998, the Corporation's investment securities portfolio included $2.62 billion in securities classified as available-for-sale and $139 million classified as held-to-maturity. The securities added as a result of the GFC acquisition and the mortgage swaps were all classified as available-for-sale. At June 30, 1998, the Corporation reported a net unrealized gain of $23.4 million on available-for-sale securities, with an offsetting increase to shareholders' equity of $15.2 million (net of tax). For the first six months of 1998, the after-tax net unrealized gain/(loss) reported as a separate component of equity increased from an unrealized gain of $9.3 million to an unrealized gain of $15.2 million, increasing equity $5.9 million.

  Deposits increased $3.30 billion to $11.50 billion at June 30, 1998 from $8.20 billion at December 31, 1997. The acquisition of GFC and the Bank One offices added $3.08 billion in deposits, with $1.71 billion in certificates of deposit, $996 million in savings, NOW and money market accounts and $376 million in noninterest bearing deposits. Excluding GFC and Bank One, total deposits increased $220 million in the first six months on 1998, with money market deposit accounts up $450 million, while small CDs declined $88 million and savings and NOW accounts declined $238 million. Noninterest-bearing deposits increased $63 million in the first six months of 1998, primarily in business accounts. The Corporation has continued to experience a decline in savings accounts (excluding the acquisitions) through the first six months of 1998, as customers continue to transfer funds into tiered rate money market deposits and other higher yielding nonbank products.

Results of Operations
---------------------
   Net interest income, the Corporation's principal source of earnings, increased $26.5 million or 23.1 percent in the second quarter of 1998, compared to the same period in 1997. For the first six months of 1998, net interest income increased $47.7 million or 21.0 percent. The increase in 1998 was due primarily to increased volumes from continued strong loan growth and the earning assets added as a result of the GFC and Bank One branch acquisitions. The increase due to higher earning asset volumes has been partially offset by negative earning asset mix changes. As a result of the GFC and Bank One acquisitions, the majority of the assets acquired were lower yielding residential mortgages and mortgage-backed securities. For the first six months of 1998, average loans increased $1.86 billion or 23.9 percent, and investment securities increased $569 million or 40.3 percent, compared to the same period in 1997.

   Net interest margin decreased 41 basis points to 4.55 percent for the second quarter and 31 basis points to 4.63 percent for the first six months of 1998, compared to 4.96 percent and 4.94 percent, respectively for the same periods in 1997. These decreases in net interest margin have resulted from the Great Financial and the Bank One acquisitions as the majority of assets acquired were residential mortgages and mortgage-backed securities with overall lower yields than the Corporation's earning assets. In addition, the interest-bearing deposits and other funding sources of GFC had higher costs than similar funds at Star Bank, which contributed to the increases in the cost of supporting funds of 23 basis point for the second quarter and 26 basis points for the first six months of 1998, compared to the same periods in 1997. As a result, the acquisition of GFC compressed the Corporation's overall net interest margin. Tables 1 and 2 provide detailed information on the average balances, interest income/expense and rates earned or paid by major balance sheet category.

   The provision for loan losses decreased $2.2 million in the second quarter and $5.0 million for the first six months of 1998, compared to the same periods in 1997. As discussed further in the Asset Quality section, the provision was down as a result of lower levels of charge-offs (as a percentage of average loans) and a decline in nonperforming loan levels in 1998.

   Noninterest income continues to be a growing source of revenue, representing
33.3 percent of the Corporation's tax-equivalent net revenues for the second quarter and 32.4 percent for the first six months of 1998, compared to 28.7 percent in the same periods in 1997. Noninterest income was $71.2 million for the second quarter and $132.5 million for the first six months of 1998, increases of 42.2 percent and 38.8 percent, from the same periods of 1997. Excluding gains/(losses) on sales of securities, noninterest income increased $33.1 million or 33.4 percent in the first six months of 1998, compared to the same period in 1997. The acquisition of GFC and its significant mortgage servicing operation contributed greatly to the increase in noninterest income as mortgage banking income increased $14.8 million or 214 percent in 1998. The Corporation also had strong growth in several other areas, led by trust income, which increased 29.4 percent for the second quarter and 26.0 percent for the first half of 1998 due to new business in all product lines and improved market conditions. Retail deposit income increased 26.0 percent in the second quarter and 21.5 percent for the first half of 1998 due to higher demand deposit levels and increased transaction volumes, in addition to the acquisition of GFC.
Other areas of strong growth in noninterest income for 1998 include international income, mutual fund and annuity sales, insurance commissions and electronic banking income.

   Noninterest expense totaled $102.1 million in the second quarter and $195.7 million for the first half of 1998, increases of 28.3 percent and 25.6 percent, respectively, compared to the same periods of 1997. The increase in noninterest expenses in 1998 was primarily a result of the acquisition of GFC, in addition to additional branch openings and expansion at Star Banc Finance, Inc. Increases related to the Great Financial acquisition occurred in the following categories: salaries, occupancy, equipment, state taxes, communications, marketing, mortgage servicing and amortization of intangibles. Incentive accruals, based on higher profit levels and increases in staff levels, are also up in 1998. Despite the increases in expense levels, the Corporation's noninterest expense ratio continued to improve as compared to 1997. The expense ratio declined to 47.80 percent for the second quarter and
47.85 percent for the first half of 1998.

   The Corporation's effective tax rate for the first half of 1998 was 34.3 percent up from 33.4 percent for the first half of 1997. This increase was due in part to higher levels of nondeductible intangible amortization expense.

YEAR 2000
   In the 1997 annual report, the Corporation outlined the Year 2000 issue and its plan for modifications to existing software and conversions to new software to address the risk associated with this problem. The Corporation's Year 200 project has remained on schedule woth the majority of the process to be completed by the end of 1998, with implementation in 1999. There have been no significant changes in the expected costs to be incurred as part of the Year 2000 modifications.

STAR BANC CORPORATION AND SUBSIDIARIES
TABLE 1 AVERAGE BALANCE SHEETS AND AVERAGE RATES
(Dollars in thousands)

                                          Second Quarter, 1998               Second Quarter, 1997
                                    --------------------------------   ---------------------------------
                                        Daily               Average        Daily               Average
                                       Average   Interest    Rate         Average   Interest    Rate
                                    ----------- ---------   --------   ----------- ---------   --------
ASSETS:
Commercial loans....................$ 2,974,110 $  63,061     8.50 %   $ 2,468,921 $  53,756     8.73 %
Real estate loans...................  3,580,746    77,007     8.61       2,661,401    57,142     8.59
Retail loans........................  3,334,549    76,495     9.19       2,774,446    64,277     9.28
                                    ----------- ---------              ----------- ---------
     Total loans....................  9,889,405   216,563     8.77       7,904,768   175,175     8.88
Loans held for sale.................    286,105     5,248     7.34              --        --       --
Taxable investment securities.......  2,227,740    38,524     6.92       1,313,783    22,797     6.94
Non-taxable investment securities...     72,880     1,626     8.93          61,242     1,341     8.78
Money market investments............     58,021       883     6.11          65,698       938     5.72
                                    ----------- ---------              ----------- ---------
     Total interest-earning assets.. 12,534,151 $ 262,844     8.40 %     9,345,491 $ 200,251     8.58 %
                                                =========     ====                 =========     ====
Cash and due from banks.............    554,620                            434,440
Allowance for loan losses...........   (153,606)                          (125,250)
Other assets........................  1,223,940                            590,014
                                    -----------                        -----------
     Total assets...................$14,159,105                        $10,244,695
                                    ===========                        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Savings and NOW.....................$ 1,079,321 $   6,578     2.44 %   $ 1,090,682 $   6,898     2.54 %
Money market deposit accounts.......  2,896,186    25,109     3.48       2,043,386    15,654     3.07
Time deposits $100,000 and over.....    628,187     8,580     5.48         406,081     5,421     5.35
Time deposits under $100,000........  3,911,327    52,650     5.40       2,889,491    39,139     5.43
Short-term borrowings...............  1,500,936    18,944     5.07         988,405    12,138     4.93
Long-term debt......................    520,452     8,638     6.62         319,650     5,220     6.54
                                    ----------- ---------              ----------- ---------
     Total interest-bearing
       liabilities.................. 10,536,409 $ 120,499     4.59 %     7,737,695 $  84,470     4.38 %
                                                =========     ====                 =========     ====
Noninterest-bearing deposits........  1,919,380                          1,458,757
Other liabilities...................    268,503                            208,552
Shareholders' equity................  1,434,813                            839,691
                                    -----------                        -----------
     Total liabilities and
       shareholders' equity.........$14,159,105                        $10,244,695
                                    ===========                        ===========

Net interest margin.................                          4.55 %                             4.96 %
Interest rate spread................                          3.81                               4.20

Note:  Interest and average rate are presented on a fully-taxable equivalent basis.  Taxable equivalent amounts are calculated utilizing marginal federal income tax rate of 35 percent. The total of nonaccruing loans is included in average amounts outstanding.

STAR BANC CORPORATION AND SUBSIDIARIES
TABLE 2 AVERAGE BALANCE SHEETS AND AVERAGE RATES
(Dollars in thousands)

                                       Year through June 30, 1998         Year through June 30, 1997
                                    --------------------------------   ---------------------------------
                                        Daily               Average        Daily               Average
                                       Average   Interest    Rate         Average   Interest    Rate
                                    ----------- ---------   --------   ----------- ---------   --------
ASSETS:
Commercial loans....................$ 2,859,889 $ 122,756     8.65 %   $ 2,430,047 $ 105,438     8.74 %
Real estate loans...................  3,563,806   153,394     8.62       2,637,534   112,507     8.54
Retail loans........................  3,232,364   148,979     9.26       2,725,842   125,086     9.22
                                    ----------- ---------              ----------- ---------
     Total loans....................  9,656,059   425,129     8.84       7,793,423   343,031     8.84
Loans held for sale.................    232,471     8,517     7.33              --        --       --
Taxable investment securities.......  1,911,280    65,709     6.88       1,355,272    46,417     6.85
Non-taxable investment securities...     70,852     3,111     8.78          57,768     2,530     8.81
Money market investments............     77,135     2,219     5.80          46,274     1,303     5.68
                                    ----------- ---------              ----------- ---------
     Total interest-earning assets.. 11,947,797 $ 504,685     8.48 %     9,252,737 $ 393,281     8.53 %
                                                =========     ====                 =========     ====
Cash and due from banks.............    528,953                            439,321
Allowance for loan losses...........   (148,631)                          (123,471)
Other assets........................  1,101,018                            576,033
                                    -----------                        -----------
     Total assets...................$13,429,137                        $10,144,620
                                    ===========                        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Savings and NOW.....................$ 1,050,698 $  13,233     2.54 %   $ 1,108,260 $  14,124     2.57 %
Money market deposit accounts.......  2,733,007    46,129     3.40       1,952,524    28,667     2.96
Time deposits $100,000 and over.....    568,178    15,416     5.47         413,732    10,988     5.36
Time deposits under $100,000........  3,719,019   100,295     5.44       2,906,905    77,940     5.41
Short-term borrowings...............  1,448,514    35,925     5.00         989,095    23,718     4.84
Long-term debt......................    519,094    17,253     6.66         283,724     9,168     6.47
                                    ----------- ---------              ----------- ---------
     Total interest-bearing
       liabilities.................. 10,038,510 $ 228,251     4.58 %     7,654,240 $ 164,605     4.33 %
                                                =========     ====                 =========     ====
Noninterest-bearing deposits........  1,815,561                          1,445,856
Other liabilities...................    259,195                            201,896
Shareholders' equity................  1,315,871                            842,628
                                    -----------                        -----------
     Total liabilities and
       shareholders' equity.........$13,429,137                        $10,144,620
                                    ===========                        ===========

Net interest margin.................                          4.63 %                             4.94 %
Interest rate spread................                          3.90                               4.20

Note:  Interest and average rate are presented on a fully-taxable equivalent basis.  Taxable equivalent amounts are calculated utilizing marginal federal income tax rate of 35 percent. The total of nonaccruing loans is included in average amounts outstanding.

Recently Issued Accounting Standards
------------------------------------
   On January 1, 1998, the Corporation adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130 (SFAS No.
130), "Reporting Comprehensive Income." SFAS No. 130 requires the reporting of comprehensive income as part of the Corporation's financial statements, in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain information that historically has not been recognized in the calculation of net income. Refer to Footnote No. 12 to the consolidated financial statements for further information.

   On January 1, 1998, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" became effective and supercedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." This statement requires disclosure on a business segment basis, as defined by the Corporation, a description of products and services, interest income and expense, profit or loss and assets as measured by the Corporation's management in assessing performance of its business segments. This statement is not required to be applied to interim periods for 1998.

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivatives Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as an asset or liability measured at its fair value. SFAS No. 133 requires that the changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria is met.
   SFAS No. 1333 is effective beginning after June 15, 1999. The Corporation has not determined the impact of adopting SFAS No. 133 on the financial statements. However, it could increase volatility in earnings and comprehensive income.


Asset Quality
-------------
   As of June 30, 1998, the allowance for loan losses was $153,2 million or
1.55 percent of loans, net of unearned interest. This compares to an allowance of $132.1 million or 1.56 percent of loans, net of unearned interest, at December 31, 1997. The allowance as a percentage of nonperforming loans increased slightly to 532 percent at June 30, 1998 compared to 529 percent at December 31, 1997. Table 3 provides a summary of activity in the allowance for loan losses account by type of loan.
As shown in that table, net charge-offs totaled $10.6 million in the second quarter of 1998, an increase of $298,000 compared to the second quarter of 1997. For the first six months of 1998 net charge-offs totaled $20.6 million, flat with 1997. Annualized net charge-offs as a percentage of average outstanding loans were 0.43 percent for the second quarter of 1998, no change from the first quarter and down nine basis points compared to 0.52 percent for the same period in 1997.

    The percentage of net charge-offs to average loans has continued to trend downward since the first quarter of 1997. This decline in net charge-offs has been primarily in the commercial loan area, partially offset by continued increases in retail loans. Net charge-offs for retail loans increased $1.0 million in the second quarter of 1998, compared to the prior year, as net charge-offs on installment loans and retail leases were up $1.8 million compared to the second quarter of 1997, primarily due to higher loan volumes. Credit card charge-offs remained flat with first quarter levels at $5.6 million in the second quarter of 1998 and were down $772,000 compared to the second quarter of 1997. Net charge-offs on commercial loans have continued to decline in 1998, as second quarter net charge-offs decreased $820,000, compared to the same period in 1997. The acquisition of GFC has resulted in slight increases in residential and retail loan charge-off levels in the second quarter of 1998, primarily as a result of higher loan volumes.

   As shown in Tables 4 and 5, nonperforming assets levels decreased $1.4 million to $35.3 million at June 30, 1998, compared to $36.7 million at June 30, 1997. The decrease in the second quarter was due to significant declines in nonaccrual commercial loans offset by increases in nonaccrual residential mortgages and OREO related to GFC. Nonperforming assets increased $6.2 million in the six months ended June 30, 1998, due primarily to GFC. The percentage of nonperforming loans to end of period loans decreased 12 basis points to 0.29 percent, compared to 0.41 at June 30, 1997 and was down slightly from December 31, 1997. Loans past due 90 days or more and still accruing interest increased $3.5 million in the first six months of 1998, and increased $7.9 million compared to June 30, 1997. The increase in loans past due 90 days or more since June 30, 1997 was due to increases in residential mortgages related to GFC and installment loans.

    Certain accruing FHA/VA loans, in addition to insured FHA and guaranteed VA loans which are contractually past due 90 days or more, are purchased by the Corporation from GNMA pools it services or from third parties. By purchasing delinquent loans out of pools, the Corporation is able to retain the benefit of the net interest rate differential between the coupon rate the Corporation (as servicer) would otherwise be obligated to pay the GNMA security holder and the Corporation's current cost of funds. Most of the Corporation's investment in delinquent FHA and VA loans is recoverable through claims made against FHA and VA. Any credit losses incurred are no greater than if the FHA/VA loans remained in the GNMA pools and the Corporation remained as servicer. The same risk from foreclosure or loss of interest exists for the Corporation as servicer or owner of the loan. At June 30, 1998, the Corporation held in its loan portfolio $134 million of these FHA/VA buyout loans.

    The specific valuation allowance recorded on impaired loans, as prescribed by Statement of Financial Accounting Standards No. 114 (as amended by SFAS No.
118), is included in the total allowance for loan losses. In addition to the valuation allowance on impaired loans, the adequacy of the total allowance for loan losses is monitored on a continual basis and is based on management's evaluation of several key factors: the quality of the current loan portfolio, current economic conditions, evaluation of significant problem loans, an analysis of periodic internal loan reviews, delinquency trends and ratios, changes in the mix and levels of various loan types, historical charge-off and recovery experience and other pertinent information. These estimates are reviewed continually and, as adjustments become necessary, they are reported in earnings in the period in which they become known. Management believes that the allowance for loan losses at June 30, 1998 was adequate to absorb all anticipated losses in the loan portfolio as of that date.

   The recorded investment in impaired loans at June 30, 1998 was $16 million with a related valuation allowance calculated under SFAS No. 114 of $1 million.

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

In December 1997, the Bank issued $100 million in subordinated notes under this offering circular. In addition to these funding alternatives, the Corporation maintains a presence in the national fed funds, repurchase agreements, and eurodollar markets.

   The Corporation issues commercial paper notes through a private placement memorandum up to a maximum aggregate amount of $150 million, with maturities of up to 270 days. The proceeds of the notes from the commercial paper program are used for general corporate purposes and to provide funding to Star Banc Finance, Inc. As of June 30, 1998, $88 million in commercial paper was outstanding. The Corporation's consolidated long-term debt, which consists of subordinated notes issued by the Bank and medium term notes issued by the Parent Company, increased to $18 million for the first six months of 1998, due to the issuance of medium term notes.

  In 1996, the Board of Directors approved the purchase of a total of nine million shares under the Corporation's buyback program over the next three years. The repurchased shares are held as treasury shares for reissue in connection with employee stock options. Through June 30, 1998, the Corporation has repurchased 5.7 million shares under the current buyback program. The Corporation repurchased 188,000 shares in the first quarter of 1998 and has suspended the buyback plan at this time. All remaining treasury shares acquired through the buyback program were reissued for the GFC acquisition.

   Total shareholders' equity increased $562 million in the first six months to $1.47 billion at June 30, 1998. This increase was the result of the $458 million in equity added for Great Financial, in addition to the retention of earnings for the first half of 1998. The suspension of the buyback program in the first quarter of 1998 has resulted in a $27 million increase in equity related to shares issued from the exercise of stock options. The Corporation also raised its quarterly dividend rate per common share from $0.20 in 1997 to $0.23 in 1998, a 15.0 percent increase.

   Banking industry regulators define minimum capital requirements for banks and bank holding companies. The Corporation's tier 1 and total risk-based capital ratios at June 30, 1998 were 8.01 percent and 11.38 percent, respectively, well above the minimum requirements of 4.0 percent for tier 1 capital to risk-weighted assets and 8.0 percent for total capital to risk-weighted assets. These compare to tier 1 and total ratios of 8.77 percent and
12.61 percent at December 31, 1997. Regulatory authorities have also established a minimum adjusted equity-to-average quarterly assets ("leverage") ratio of 3.0 percent. As of June 30, 1998 the Corporation's leverage ratio was
6.93 percent compared to 8.01 percent at December 31, 1997. The decreases in the Corporation's tier 1 and total capital ratios in the first half of 1998 were due to the increase in intangible assets related to the Bank One branch acquisition.

   As shown in the Condensed Consolidated Statements of Cash Flows, cash flows provided by operating activities amounted to $98 million for the six months ended June 30, 1998 compared to $68 million for the same period in 1997. The increase in 1998 as compared to1997 was due primarily to an $80 million investment in bank owned life insurance in June 1997.


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

STAR BANC CORPORATION AND SUBSIDIARIES
TABLE 3 SUMMARY OF LOAN LOSS EXPERIENCE
For the Periods Ended June 30
(Dollars in thousands)


                                      Second Quarter           Six Months
                                ----------------------- -----------------------
                                     1998        1997         1998        1997
                                ----------- ----------- ----------- -----------

Average loans - net of unearned
  interest..................... $ 9,889,405 $ 7,904,768 $ 9,656,059 $ 7,793,423
                                =========== =========== =========== ===========

Allowance for loan losses:

  Balance - beginning of
    period..................... $   151,193 $   122,029 $   132,055 $   118,689

  Charge-offs:

    Commercial.................      (1,797)     (3,930)     (4,059)     (8,227)

    Real estate................        (434)       (319)       (725)       (618)

    Retail.....................     (11,399)    (10,455)    (22,658)    (20,375)
                                ----------- ----------- ----------- -----------
      Total charge-offs........     (13,630)    (14,704)    (27,442)    (29,220)
                                ----------- ----------- ----------- -----------
  Recoveries:

    Commercial.................         572       1,885       1,381       3,274

    Real estate................         153         120         288         349

    Retail.....................       2,342       2,434       5,205       5,033
                                ----------- ----------- ----------- -----------
      Total recoveries.........       3,067       4,439       6,874       8,656
                                ----------- ----------- ----------- -----------

        Net charge-offs........     (10,563)    (10,265)    (20,568)    (20,564)

  Provision charged to
    earnings...................      11,550      13,725      22,325      27,364

  Allowances of banks purchased       1,000          --      19,368          --
                                ----------- ----------- ----------- -----------

  Balance - end of period...... $   153,180 $   125,489 $   153,180 $   125,489
                                =========== =========== =========== ===========

Ratio of net charge-offs to
  average loans - net of
  unearned interest............        0.43%       0.52%       0.43%       0.53%
                                =========== =========== =========== ===========

STAR BANC CORPORATION AND SUBSIDIARIES
TABLE 4 NONPERFORMING ASSETS
(Dollars in thousands)

                                      June 30,      December 31,     June 30,
                                        1998           1997             1997
                                  ------------    ------------    -------------
Loans on nonaccrual status....... $     28,805    $     24,952    $      33,077

Loans which have been
  renegotiated...................            9              11               14
                                  ------------    ------------    -------------

  Total nonperforming loans......       28,814          24,963           33,091

Other real estate owned..........        5,114           2,734            1,817
                                  ------------    ------------    -------------

  Total nonperforming assets..... $     33,928    $     27,697    $      34,908
                                  ============    ============    =============

Percentage of nonperforming
  loans to loans* ...............         0.29%           0.30%            0.41%
                                  ============    ============    =============
Percentage of nonperforming
  assets to loans* and other
  real estate owned..............         0.34%           0.33%            0.44%
                                  ============    ============    =============
Loans past due 90 days
  or more........................ $     18,091    $     14,575    $      10,234
                                  ============    ============    =============

*  Net of unearned interest.



                                     -26-

STAR BANC CORPORATION AND SUBSIDIARIES
TABLE 5 COMPOSITION OF NONPERFORMING LOANS
(Dollars in thousands)

                                               June 30, 1998                                 December 31, 1997
                           ------------------------------------------------ ------------------------------------------------
                                     Nonperforming Loans          90 Days                 Nonperforming Loans      90 Days
                           --------------------------------------    or      -------------------------------------    or
                              Non-   Restruc-          Percentage   More       Non-   Restruc-          Percentage   More
                            accrual   tured    Total   of Loans   Past Due   accrual   tured    Total   of Loans   Past Due
                           ------------------------------------------------ ------------------------------------------------

Commercial:

  Corporate.................$12,175      $ 9  $12,184      0.47 %  $  837    $11,586      $11  $11,597      0.50 % $  463

  Commercial leasing........    125       --      125      0.04        --        805       --      805      0.24        --
                            -------      ---  -------              ------    -------      ---  -------             -------
    Total commercial loans.. 12,300        9   12,309      0.42       837     12,391       11   12,402      0.47       463
                            -------      ---  -------              ------    -------      ---  -------             -------
Real estate loans:

  Residential...............  8,134       --    8,134      0.50     7,374      5,416       --    5,416      0.45     3,872

  Commercial mortgage.......  3,150       --    3,150      0.21       619      3,587       --    3,587      0.30       394

  Construction/land
    development.............    593       --      593      0.13       319         --       --       --        --       855
                            -------      ---  -------              ------    -------      ---  -------             -------
    Total real estate loans. 11,877       --   11,877      0.33     8,312      9,003       --    9,003      0.32     5,121
                            -------      ---  -------              ------    -------      ---  -------             -------
Retail loans:

  Other retail..............  1,582       --    1,582      0.08     3,457        956       --      956      0.06     2,023

  Credit cards..............  2,564       --    2,564      0.61     4,897      2,092       --    2,092      0.48     6,593

  Retail leasing............    482       --      482      0.04       588        510       --      510      0.05       375
                            -------      ---  -------              ------    -------      ---  -------             -------
    Total retail loans......  4,628       --    4,628      0.14     8,942      3,558       --    3,558      0.12     8,991
                            -------      ---  -------              ------    -------      ---  -------             -------

    Total loans.............$28,805      $ 9  $28,814      0.29 % $18,091    $24,952      $11  $24,963      0.30 % $14,575
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

            (A)  Exhibits filed:
                 Exhibit 11 - Computation of Earnings Per Share
                 Exhibit 27 - Financial Data Schedule

            (B) The Corporation filed a Current Report on Form 8-K on April 9, 1998 announcing the signing of the definitive agreement to purchase Trans Financial Inc.



SIGNATURES
----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        STAR BANC CORPORATION

   August 14, 1998                      /s/ Jerry A. Grundhofer
-----------------------                 ------------------------------
        Date                            Jerry A. Grundhofer
                                        Chairman, President, and Chief
                                        Executive Officer


   August 14, 1998                      /s/ David M. Moffett
-----------------------                 ------------------------------
        Date                            David M. Moffett
                                        Executive Vice President
                                        and Chief Financial Officer