Form 10-Q
period 1998-09-30
STAR BANC CORP /OH/
filed 1998-11-17
CIK 36678

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

107,064,254 common shares, par value $5, outstanding at November 1, 1998
------------------------------------------------------------------------

STAR BANC CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 1998

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
               Notes to Condensed Consolidated Financial Statements.... 9 - 17
          Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations.....................18 - 30

Part II. Other Information:
          Item 1. Legal Proceedings....................................   none
          Item 2. Changes in Securities................................   none
          Item 3. Defaults Upon Senior Securities......................   none
          Item 4. Submission of Matters to a Vote of Security Holders..   none
          Item 5. Other Information....................................   none
          Item 6. Exhibits and Reports on Form 8-K.....................     31

Signatures.............................................................     31

PART I.  FINANCIAL INFORMATION
STAR BANC CORPORATION AND SUBSIDIARIES
FINANCIAL HIGHLIGHTS
(Dollars in thousands, except per share data)

                                                       Third Quarter                  Year through September 30,
                                         -------------------------------------    -------------------------------------
                                                                      Percent                                  Percent
                                              1998          1997       Change          1998          1997       Change
                                         ------------  ------------  ---------    ------------  ------------  ---------

Net income...............................$     48,131  $     56,288    (14.5)%    $    186,072  $    160,584     15.9 %

Per share:
  Basic earnings per common share........$       0.45  $       0.58    (22.4)%    $       1.76  $       1.66      6.0 %
  Diluted earnings per common share......        0.44          0.57    (22.8)             1.71          1.61      6.2
  Common dividends declared..............        0.23          0.20     15.0              0.69          0.60     15.0
  Book value per common share............       15.73         10.76     46.2             15.73         10.76     46.2
  Market value per common share..........       66.13         45.94     43.9             66.13         45.94     43.9

Average balances:
  Total assets...........................$ 17,118,615  $ 12,458,204     37.4 %    $ 16,091,445  $ 12,213,498     31.8 %
  Earning assets.........................  15,110,094    11,314,574     33.5        14,317,729    11,134,958     28.6
  Loans, net of unearned interest........  11,610,024     9,531,320     21.8        11,340,444     9,320,082     21.7
  Deposits...............................  12,955,089     9,439,602     37.2        11,976,004     9,386,671     27.6
  Total shareholders' equity.............   1,650,753     1,007,597     63.8         1,534,103       988,202     55.2

Ratios:
  Return on average assets...............        1.12 %        1.79 %                     1.55 %        1.76 %
  Return on average equity...............       11.57         22.16                      16.22         21.73
  Average total shareholders' equity
    to average total assets..............        9.64          8.09                       9.53          8.09

  Risk-based capital ratios:
    Tier 1...............................        8.11          8.70                       8.11          8.70
    Total................................       11.36         12.54                      11.36         12.54
  Leverage - average assets (a)..........        6.75          7.73                       6.75          7.73

  Net interest margin....................        4.43          4.86                       4.53          4.86
  Noninterest expense to net revenue.....       62.23         49.14                      53.94         49.61
  Noninterest income as a percent
    of net revenue.......................       34.50         31.38                      33.20         30.18
  Net income to net revenue..............       18.82         28.05                      25.54         27.61


(a) - defined by regulatory authorities as tier 1 equity to the current quarter's adjusted average assets.

                              ARTHUR ANDERSEN LLP


                   Report of Independent Public Accountants


To the Shareholders and Board of Directors of Star Banc Corporation:

     We have reviewed the accompanying condensed consolidated balance sheet of STAR BANC CORPORATION (an Ohio corporation) as of September 30, 1998, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1998 and 1997, and the condensed consolidated statements of changes in shareholders' equity and cash flows for the nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Corporation's management.

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

Cincinnati, Ohio
   October 9, 1998

STAR BANC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

                                                     (Unaudited)
                                                   September 30,      December 31,
                                                        1998             1997
                                                    -----------      -------------
ASSETS:
Cash and due from banks.............................$   681,774      $   648,253
Money market investments............................     16,092          238,540
Investment securities:
  Available-for-sale................................  2,596,298        1,285,717
  Held-to-maturity (market value of $142,184 at
    September 30, 1998 and $154,996 at December 31,
    1997............................................    139,928          154,549
                                                    -----------      -----------
  Total securities..................................  2,736,226        1,440,266
Loans:
  Commercial loans..................................  3,661,128        3,199,355
  Real estate loans.................................  4,319,586        3,501,820
  Retail loans......................................  3,996,496        3,379,097
                                                    -----------      -----------
    Total loans..................................... 11,977,210       10,080,272
    Less: Unearned interest.........................    268,431          199,025
                                                    -----------      -----------
                                                     11,708,779        9,881,247
          Allowance for loan losses.................    178,575          154,072
                                                    -----------      -----------
    Net loans....................................... 11,530,204        9,727,175
Loans held for sale.................................    745,687          219,324
Premises and equipment..............................    231,467          176,202
Acceptances - customers' liability..................     22,398           16,764
Other assets........................................  1,327,220          599,878
                                                    -----------      -----------
    Total assets....................................$17,291,068      $13,066,402
                                                    ===========      ===========

LIABILITIES:
Deposits:
  Noninterest-bearing deposits......................$ 2,318,305      $ 1,953,682
  Interest-bearing deposits......................... 10,633,730        7,817,731
                                                    -----------      -----------
      Total deposits................................ 12,952,035        9,771,413
Short-term borrowings...............................  1,666,592        1,292,918
Long-term debt......................................    484,607          539,035
Guaranteed preferred beneficial interests in
  Corporation's Junior subordinated debentures......    148,617          148,581
Acceptances outstanding.............................     22,398           16,764
Other liabilities...................................    337,577          240,901
                                                    -----------      -----------
    Total liabilities............................... 15,611,826       12,009,612
                                                    -----------      -----------

SHAREHOLDERS' EQUITY:
Preferred stock:
  Shares authorized - 1,000,000
  Shares outstanding - none
 Common stock:
  Shares authorized - 400,000,000 at September 30,
    1998 and 200,000,000 at December 31, 1997
  Shares issued - 107,367,845 at September 30, 1998
    And 100,809,333 at December 31, 1997............    536,540          504,047
Surplus.............................................    389,921          100,169
Retained earnings...................................    735,404          611,244
Treasury stock, at cost - 614,088 shares at
  September 30, 1998 and 5,192,374 shares at
  December 31, 1997.................................     (9,497)        (167,048)
Employee Stock Ownership Plan shares purchased
  With debt.........................................         --           (1,846)
Net unrealized gain/(loss) on available-for-sale
   securities.......................................     26,874           10,224
                                                    -----------      -----------
    Total shareholders' equity......................  1,679,242        1,056,790
                                                    -----------      -----------

    Total liabilities and shareholders' equity......$17,291,068      $13,066,402
                                                    ===========      ===========

The accompanying notes are an integral part of these statements.

STAR BANC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE PERIODS ENDED SEPTEMBER 30
(Unaudited)
(Dollars in thousands, except per share data)

                                          Third Quarter          Nine Months
                                        ------------------    ------------------
                                            1998      1997        1998      1997
                                        --------  --------    --------  --------
INTEREST INCOME:
Interest and fees on loans..............$255,584  $215,672    $752,070  $625,072
Interest and fees on loans held for sale  10,904     2,575      25,848     6,083
Interest on investment securities:
  Taxable...............................  46,016    24,300     118,209    76,961
  Non-taxable...........................   1,754     1,495       4,879     4,374
Interest on money market investments....     561     1,325       2,261     2,632
                                        --------  --------    --------  --------
  Total interest income................. 314,819   245,367     903,267   715,122
                                        --------  --------    --------  --------

INTEREST EXPENSE:
Interest on deposits.................... 117,940    84,128     325,784   247,387
Interest on short-term borrowings.......  19,087    14,774      59,606    41,465
Interest on long-term debt..............  11,413     9,938      34,835    23,742
                                        --------  --------    --------  --------
  Total interest expense................ 148,440   108,840     420,225   312,594
                                        --------  --------    --------  --------

    Net interest income................. 166,379   136,527     483,042   402,528

Provision for loan losses...............  22,101    16,900      48,946    49,114
                                        --------  --------    --------  --------

    Net interest income after
      provision for loan losses......... 144,278   119,627     434,096   353,414
                                        --------  --------    --------  --------

NONINTEREST INCOME:
Trust income............................  18,771    15,318      53,892    43,519
Retail deposit income...................  16,182    13,708      45,349    38,552
Mortgage banking income.................  18,338     7,141      49,835    19,990
Cash management income..................   6,300     5,123      16,696    14,081
Credit card income......................   6,798     6,656      18,491    17,696
Electronic banking income...............   5,147     4,164      13,790    11,794
Investment securities gains/(losses)-net      --      (971)        305    (4,594)
All other income........................  16,711    11,834      43,521    34,499
                                        --------  --------    --------  --------
  Total noninterest income..............  88,247    62,973     241,879   175,537
                                        --------  --------    --------  --------

NONINTEREST EXPENSE:
Salaries................................  52,490    40,341     146,077   117,156
Pension and other employee benefits.....   7,162     6,445      22,383    19,515
Equipment expense.......................   8,045     6,266      22,753    18,134
Occupancy expense - net.................   8,897     7,036      24,698    20,498
All other expense.......................  52,620    38,530     147,063   113,230
                                        --------  --------    --------  --------
                                         129,214    98,618     362,974   288,533
Merger related charges..................  29,970        --      29,970        --
                                        --------  --------    --------  --------
  Total noninterest expense............. 159,184    98,618     392,944   288,533
                                        --------  --------    --------  --------

INCOME BEFORE TAX.......................  73,341    83,982     283,031   240,418
Income tax..............................  25,210    27,694      96,959    79,834
                                        --------  --------    --------  --------

NET INCOME..............................$ 48,131  $ 56,288    $186,072  $160,584
                                        --------  --------    --------  --------

OTHER COMPREHENSIVE INCOME, NET OF TAX:
  Unrealized gains/(losses) on
    securities:
      Unrealized holding gains/(losses)
        arising during period...........  10,834     8,125      16,848     1,730
      Less:  Reclassification adjust-
             ment for (gains)/losses
             included in net income.....      --       631        (198)    2,986
                                        --------  --------    --------  --------
Other comprehensive income..............  10,834     8,756      16,650     4,716
                                        --------  --------    --------  --------

COMPREHENSIVE INCOME....................$ 58,965  $ 65,044    $202,722  $165,300
                                        ========  ========    ========  ========

PER SHARE:
Basic earnings per common share.........$   0.45  $   0.58    $   1.76  $   1.66
Diluted earnings per common share.......    0.44      0.57        1.71      1.61
Common stock cash dividends declared....    0.23      0.20        0.69      0.60

The accompanying notes are an integral part of these statements.

STAR BANC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands)
(Unaudited)

                                                                                               Employee
                                                                                                Stock
                                                                                               Ownership
                               Series B                                          Unrealized   Plan Shares
                               Preferred  Common            Retained  Treasury   Gain/(Loss)   Purchased    Total
                                Stock     Stock    Surplus  Earnings   Stock    on Securities  With Debt    Equity
                              -------- --------- --------- --------- ---------- ----------- ------------- ----------
Balance, January 1, 1997..... $     -- $ 503,601 $  90,921 $ 468,627 $ (81,344) $     7,034  $    (2,451) $  986,388

 Net income..................                                160,584                                         160,584
 Cash dividends declared
  on common stock............                                (57,076)                                        (57,076)
 Issuance of common stock
  and treasury shares........                333     2,506              13,236                                16,075
 Purchase of treasury
  stock......................                                          (84,828)                              (84,828)
 Shares reserved to meet
  deferred compensation
  obligations................                        2,474                (783)                                1,691
 Amortization of stock
  awards.....................                          321                                                       321
 Change in net unrealized
  gain/(loss) on available-
  for-sale securities........                                                         4,716                    4,716
ESOP debt reduction, net.....                                                                        436         436
                              -------- --------- --------- --------- ---------- ----------- ------------- ----------
Balance, Sept. 30, 1997...... $     -- $ 503,934 $  96,222 $ 572,135 $(153,719) $    11,750  $    (2,015) $1,028,307
                              ======== ========= ========= ========= ========== =========== ============= ==========

Balance, January 1, 1998..... $     -- $ 504,047 $ 100,169 $ 611,244 $(167,048) $    10,224 $     (1,846) $1,056,790

 Net income..................                                186,072                                         186,072
 Cash dividends declared
  on common stock............                                (74,912)                                        (74,912)
 Issuance of common stock
  and treasury shares........              6,234    27,758               9,592                                43,584
 Retirement of shares........                 (3)      (43)                                                      (46)
 Acquisition of Great
  Financial..................             26,262   259,015    13,000   159,613                               457,890
 Purchase of treasury
  stock......................                                          (10,393)                              (10,393)
 Shares reserved to meet
  deferred compensation
  obligations................                        2,454              (1,261)                                1,193
 Amortization of stock
  awards.....................                          568                                                       568
 Change in net unrealized
  gain/(loss) on available-
  for-sale securities........                                                        16,650                   16,650
ESOP debt reduction, net.....                                                                      1,846       1,846
                              -------- --------- --------- --------- ---------- ----------- ------------- ----------
Balance, Sept. 30, 1998...... $     -- $ 536,540 $ 389,921 $ 735,404 $  (9,497) $    26,874  $        --  $1,679,242
                              ======== ========= ========= ========= ========== =========== ============= ==========

The accompanying notes are an integral part of these statements.

STAR BANC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

                                                               Nine Months Ended
                                                                  September 30
                                                            ----------------------
                                                                 1998         1997
                                                            ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                $  186,072   $  160,584
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization.........................    25,724       20,678
      Intangible amortization...............................    43,351       19,412
      Provision for loan losses.............................    48,946       49,114
      Provision for deferred taxes..........................    36,650       24,259
      (Gain)/loss on sale of premises and equipment - net...       (20)      (1,422)
      (Gain)/loss on sale of securities - net...............      (305)       4,590
      (Gain)/loss on sale of mortgage loans.................    (8,386)      (8,093)
      Proceeds from sale of mortgage loans ................. 1,778,754      903,855
      Mortgage loans originated for sale on the secondary
        market..............................................(2,046,120)    (938,948)
      Net change in other assets............................  (126,826)     (90,654)
      Net change in other liabilities.......................    22,825       22,672
                                                            ----------   ----------
        Total adjustments...................................  (225,407)       5,463
                                                            ----------   ----------
       Net cash provided by/(used in) operating activities..   (39,335)     166,047
                                                            ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of held-to-maturity securities...    23,964       40,250
  Proceeds from maturities of available-for-sale securities.   668,664      331,605
  Proceeds from sales of available-for-sale securities......   348,048      215,354
  Purchase of held-to-maturity securities...................    (9,567)     (31,879)
  Purchase of available-for-sale securities.................(1,061,524)    (262,451)
  Net change in loans.......................................  (786,588)    (886,857)
  Proceeds from sales of loans..............................   151,793       71,521
  Proceeds from sales of premises and equipment.............       168          698
  Purchase of premises and equipment........................   (37,593)     (20,261)
  Acquisition of Great Financial
   Corporation (net of cash acquired).......................  (134,858)          --
  Net change due to acquisition (sale) of branch offices....   901,611       69,922
                                                            ----------   ----------
    Net cash provided by/(used in) investing activities.....    64,118     (472,098)
                                                            ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in deposits....................................    (4,708)     (93,146)
  Net change in short-term borrowings.......................   195,523      406,008
  Principal payments on long-term debt......................  (411,313)          (6)
  Proceeds from issuance of long-term debt..................    52,914       71,098
  Proceeds from issuance of capital securities..............        --      148,554
  Proceeds from issuance of common stock....................    30,504       16,075
  Purchase of treasury stock................................   (10,393)     (84,828)
  Shares reserved to meet deferred compensation obligations.     1,193        1,691
  Dividends paid............................................   (67,430)     (53,610)
                                                            ----------   ----------
    Net cash provided by/(used in) financing activities.....  (213,710)     411,836
                                                            ----------   ----------

  Net change in cash and cash equivalents...................  (188,927)     105,785
  Cash and cash equivalents at beginning of year............   886,793      634,055
                                                            ----------   ----------
  Cash and cash equivalents at end of year..................$  697,866   $  739,840
                                                            ==========   ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for the nine months ended September 30                1998         1997
                                                            ----------   ----------
    Interest................................................$  406,658   $  314,260
    Income taxes............................................    39,166       39,464
  Noncash transfer of loans to other real estate owned......     5,600        2,421

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


NOTE 2.  Investment Securities
------------------------------
	The following table summarizes unrealized gains and losses for held-to-maturity and available-for-sale securities at September 30, 1998 and December 31, 1997. (Dollars are in thousands)

                                      September 30, 1998                   December 31, 1997
                          ------------------------------------- -------------------------------------
                           Amortized     Unrealized        Fair  Amortized     Unrealized        Fair
                                Cost   Gains  Losses      Value       Cost   Gains  Losses      Value
                          ------------------------------------- -------------------------------------
Held-to-Maturity
----------------
Mortgage-backed
  securities              $   68,136 $    -- $   523 $   67,613 $   89,443 $    -- $   747 $   88,696
Obligations of state and
  political subdivisions      71,792   3,205     426     74,571     65,106   2,048     854     66,300
Other debt securities             --      --      --         --         --      --      --         --
                          ---------- ------- ------- ---------- ---------- ------- ------- -----------
  Total held-to-
     maturity securities  $  139,928 $ 3,205 $   949 $  142,184 $  154,549 $ 2,048 $ 1,601 $  154,996
                          ========== ======= ======= ========== ========== ======= ======= ==========

-------

                                      September 30, 1998                   December 31, 1997
                          ------------------------------------- -------------------------------------
                           Amortized     Unrealized        Fair  Amortized     Unrealized        Fair
                                Cost   Gains  Losses      Value       Cost   Gains  Losses      Value
                          ------------------------------------- -------------------------------------
Available-for-Sale
------------------
U.S. Treasuries and
  agencies                $   85,881 $ 1,368 $    21 $   87,228 $  153,567 $   475 $    85 $  153,957
Mortgage-backed
  securities               2,282,814  36,777     734  2,318,857    952,285  15,756     306    967,735
Obligations of state
  and political
  subdivisions                48,528   3,958       2     52,484     46,502   1,387       8     47,881
Other debt securities          2,173       3       4      2,172     14,333      79      16     14,396
Federal Reserve/FHLB
  stock and other
  equity securities          135,557      --      --    135,557    102,737       8     997    101,748
                          ---------- ------- ------- ---------- ---------- ------- ------- ----------
  Total available-for-
      sale securities     $2,554,953 $42,106 $   761 $2,596,298 $1,269,424 $17,705 $ 1,412 $1,285,717
                          ========== ======= ======= ========== ========== ======= ======= ==========

	As of September 30, 1998, the Corporation reported a net unrealized gain of $41.3 million for available-for-sale securities. For the first nine months of 1998, the after-tax net unrealized gain/(loss) reported as a separate component of equity increased from a net unrealized gain of $10.2 million to a net unrealized gain of $26.9 million, increasing shareholders' equity $16.7 million.

During the first quarter of 1998 approximately $615 million in mortgage loans were converted to mortgage backed securities.

	The following table presents the amortized cost and fair value of held-to-maturity and available-for-sale debt securities at September 30, 1998. (Dollars in thousands)

                                               Amortized             Fair
Held-to-Maturity                                    Cost            Value
----------------                             -----------      -----------
One year or less                             $    24,470      $    24,846
After one year through five years                 37,729           38,008
After five years through ten years                40,915           41,555
After ten years                                   36,814           37,775
                                             -----------      -----------
     Total                                   $   139,928      $   142,184
                                             ===========      ===========

Available-for-Sale
------------------
One year or less                             $   778,471      $   790,701
After one year through five years              1,105,326        1,123,106
After five years through ten years               444,428          452,544
After ten years                                   91,171           94,390
                                             -----------      -----------
     Total                                   $ 2,419,396      $ 2,460,741
                                             ===========      ===========

Note: Maturity information related to mortgage-backed securities included above is presented based upon weighted average maturities anticipating future prepayments.

NOTE 3.  Loans
--------------
	The following table summarizes the composition of the loan portfolio, net of unearned interest, as of September 30, 1998 and December 31, 1997.
(Dollars are in thousands)

                                             September 30,   December 31,
                                                  1998           1997
                                              ----------      ----------
Commercial loans:
  Corporate loans                             $2,773,107      $2,452,283
  Asset-based lending                            404,654         325,140
  Commercial leasing                             378,110         336,354
  Industrial revenue bonds                        34,727          27,481
                                              ----------      ----------
    Total commercial loans                     3,590,598       3,141,258
                                              ----------      ----------
Real estate loans:
  Residential mortgage                         1,846,149       1,427,912
  Commercial mortgage                          1,825,442       1,575,616
  Construction and land development              647,995         498,292
                                              ----------      ----------
    Total real estate loans                    4,319,586       3,501,818
                                              ----------      ----------
Retail loans:
  Installment                                  2,177,478       1,861,446
  Credit cards                                   414,089         446,219
  Retail leasing                               1,207,028         930,504
                                              ----------      ----------
    Total retail loans                         3,798,595       3,238,169
                                              ----------      ----------
      Total loans, net of unearned interest  $11,708,779      $9,881,247
                                              ==========      ==========

NOTE 4.  Impaired Loans
-----------------------
	The following table shows the Corporation's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 (as amended by SFAS No. 118) at September 30, 1998 and
December 31, 1997.  (Dollars are in thousands)

                                    September 30, 1998      December 31, 1997
                                  ---------------------  ---------------------
                                    Recorded  Valuation    Recorded  Valuation
                                  Investment  Allowance  Investment  Allowance
                                  ----------  ---------  ----------  ---------
Impaired Loans:
 Valuation allowance required      $   8,706   $  1,915   $  21,132   $  4,638
 No valuation allowance required      27,087         --      13,159         --
                                   ---------   --------   ---------   --------
  Total impaired loans             $  35,793   $  1,915   $  34,291   $  4,638
                                   =========   ========   =========   ========

	The average recorded investment in impaired loans for the nine months ended September 30, 1998 was $33 million, compared to $36 million for the same period in 1997. As a general policy, the Corporation applies both principal and interest payments received on impaired loans as a reduction of principal. Interest income recognized on impaired loans totaled $129,000 and $512,000 in the first nine months of 1998 and 1997, respectively.

NOTE 5. Allowance for Loan Losses
---------------------------------
	A summary of the activity in the allowance for loan losses is shown in the following table. (Dollars are in thousands)

                                            Nine Months Ended     Year Ended
                                              September 30,     December 31,
                                           -------------------- ------------
                                               1998      1997           1997
                                           ---------  ---------    ---------
Balance - beginning of period              $ 154,071  $ 136,754    $ 136,754
 Loans charged-off                           (58,741)   (46,719)     (62,218)
 Recoveries on loans previously charged-off   14,931     12,543       16,421
                                           ---------  ---------    ---------
     Net charge-offs                         (43,810)   (34,176)     (45,797)

 Provision charged to earnings                48,946     49,114       63,114
 Allowances of banks purchased                19,368         --           --
                                           ---------  ---------    ---------
Balance - end of period                    $ 178,575  $ 151,692    $ 154,071
                                           =========  =========    =========

NOTE 6.  Deposits
-----------------
	The following table summarizes the composition of deposits of the Corporation as of September 30, 1998 and December 31, 1997. (Dollars are in thousands)

                                               September 30,   December 31,
                                                    1998           1997
                                               -----------     ----------
Noninterest-bearing deposits                   $ 2,318,305     $1,953,682
Interest-bearing deposits:
   Savings                                       1,020,933        889,936
   NOW accounts                                    187,381        155,923
   Money market deposit accounts                 3,732,576      2,605,013
   Time deposits $100,000 and over - domestic      912,059        829,023
   Foreign deposits $100,000 and over               11,920         30,143
   All other deposits                            4,768,861      3,307,693
                                               -----------     ----------
      Total interest-bearing deposits           10,633,730      7,817,731
                                               -----------     ----------
      Total deposits                           $12,952,035     $9,771,413
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


NOTE 8. Income Tax
------------------
	The components of the net deferred tax liability included in other liabilities on the Corporation's consolidated balance sheets at September 30, 1998 and December 31, 1997 are shown in the following table. (Dollars are in thousands)

                                     September 30,     December 31,
                                         1998             1997
                                      ---------        ---------
Allowance for loan losses             $  54,224        $  53,812
Deferred compensation                     5,519            4,499
Deferred loan fees and costs              1,974            1,526
Intangible asset amortization             2,146              280
Other                                     9,935            3,593
                                      ---------        ---------
    Total deferred tax asset             73,798           63,710
                                      ---------        ---------

Leased assets                          (153,328)        (120,078)
Fixed asset depreciation                 (7,156)          (6,634)
Pension liabilities                      (6,541)          (6,410)
Unrealized gain on securities           (14,471)          (6,073)
FHLB stock dividends                     (8,625)          (3,244)
Purchase accounting/intangible assets    (1,684)          (1,517)
Mortgage servicing rights                (4,148)              --
Other                                    (6,367)          (3,226)
                                      ---------        ---------
     Total deferred tax liability      (202,320)        (147,182)
                                      ---------        ---------
      Net deferred tax liability      $(128,522)       $ (83,472)
                                      =========        =========

The Corporation has not recorded a valuation reserve related to deferred tax assets.

NOTE 9. Other Noninterest Expense
---------------------------------
	The following are included in all other expense for the three months and nine months ended September 30, 1998 and 1997. (Dollars are in thousands)

                                      Three Months         Nine Months
                                   -----------------    -----------------
                                      1998     1997        1998     1997
                                   -------  --------    -------  --------
Amortization of intangible assets  $11,344  $ 4,549     $27,583  $13,903
Outside processing services          5,146    3,873      14,378   11,972
State taxes                          4,012    3,127      11,731    9,043
Marketing                            3,139    3,108      10,633    8,643


Note 10.  Merger Related Charges
--------------------------------
   As a result of the acquisition of Trans Financial Inc., the Corporation and Trans Financial incurred $30 million in merger-related charges. The following table summarizes the pre-tax merger related charges included in the third quarter 1998 income statement: (Dollars are in thousands)

Severance                                                   $ 8,995
Occupancy/Equipment                                           5,343
Conversion and contract terminations                          4,701
Other merger related charges                                 10,931
                                                            -------
   Merger related charges included in noninterest expense   $29,970
                                                            =======

	Severance charges include the cost of severance, other benefits, and outplacement costs associated with the termination of employees primarily in centralized corporate support and data processing functions. Occupancy / equipment represent write-offs for redundant office space and equipment. Conversion and contract terminations include preparation and mailing of numerous customer communications for the acquisition and conversion of customer accounts, and printing and distributing training materials. Other merger related charges includes outside consulting fees, the establishment of a charitable foundation and other direct charges. An additional $12.3 million loan loss provision charged to earnings at the merger date was recorded in connection with a change in the managment of Trans Financial's problem loans.

  The following table presents a summary of activity with respect to the Company's merger related charges payable:

          Amount charged to operating expense   $  29,970
          Cash outlays                            (17,170)
          Non-cash writedowns                      (5,882)
                                                ---------
          Balance at September 30, 1998         $   6,918
                                                =========

NOTE 11.  Mortgage Servicing Assets
-----------------------------------
	The Corporation recognizes servicing assets on residential mortgage loans to be sold on the secondary market. The value of mortgage servicing assets are established based on either the amount of consideration paid for loans purchased or pricing determined using a valuation model which calculates the present value of estimated future cash flows based on the market rate at the time the loan was originated. The Corporation sold all mortgage servicing assets originated in 1997 to a third party on a quarterly basis, therefore the value of those assets are established based on the future sale commitment. Mortgage servicing assets are amortized as a reduction of servicing revenues, over the period of the estimated lives of the underlying loans, in proportion with estimated net servicing income.

	Quarterly impairment testing of all mortgage servicing assets is performed using a discounted cash flow methodology assuming current national prepayment speeds and a current discount rate. The discount rates assumed were 9.50 percent at September 30, 1998 and 9.25 percent at December 31, 1997. Impairment will be recognized through a valuation allowance for each impaired stratum.

	The following is a summary of mortgage servicing assets included in other assets at September 30, 1998 and December 31, 1997. (Dollars are in thousands)

                                         Sept. 30,      Dec. 31,
Mortgage Servicing Assets:                    1998          1997
                                          --------      --------
Balance at beginning of year              $ 56,156      $ 54,418
   Amount capitalized/acquired             106,226        19,270
   Amount sold                              (7,631)       (9,610)
   Amortization                            (15,766)       (7,922)
   Valuation reserve                          (230)           --
                                          --------      --------
       Balance at end of period           $138,755      $ 56,156
                                          ========      ========


NOTE 12.  Earnings Per Share
----------------------------
	The following table shows the amounts used in the computation of basic and diluted earnings per share, in accordance with SFAS No. 128 for the three months and nine months ended September 30, 1998.

                                         Three Months         Nine Months
                                     ------------------   -------------------
                                       1998       1997       1998       1997
                                     -------    -------   --------   --------
Net income                           $48,131    $56,288   $186,072   $160,584
Dividends on preferred stock              --         --         --         --
                                     -------    -------   --------   --------
Net income available to common
  shareholders                       $48,131    $56,288   $186,072   $160,584
                                     =======    =======   ========   ========
Weighted average shares:
Common shares                        107,218     96,248    105,477     96,523
Convertible preferred shares              --         --         --         --
Stock awards                              66         51         63         47
Stock options                          3,049      2,996      3,063      2,880
                                     -------    -------   --------   --------
Weighted average diluted common
 shares                              110,333     99,295    108,603     99,450
                                     =======    =======   ========   ========

----------------

                                         Three Months         Nine Months
                                     ------------------   -------------------
                                       1998       1997       1998       1997
                                     -------    -------   --------   --------

Basic earnings per share
  (net income available to common
  shareholders' divided by weighted
  average common shares)             $  0.45    $  0.58   $   1.76   $   1.66
                                     =======    =======   ========   ========

Diluted earnings per share
  (net income divided by weighted
  average diluted common shares)     $  0.44    $  0.57   $   1.71   $   1.61
                                     =======    =======   ========   ========


NOTE 13.  Comprehensive Income
------------------------------
	During the year, the Corporation adopted FASB Statement No. 130, "Reporting Comprehensive Income". Statement No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

	At period end the Corporation held securities classified as available-for-sale, which have unrealized gains (losses). The before tax and after tax amount for the three months and nine months ended September 30, 1998 and 1997 is summarized below.

                                 Three Months        Six Months
                               ----------------   ----------------
                                  1998     1997      1998     1997
                               -------  -------   -------  -------
Net unrealized holding
  gains(losses) before tax     $16,474  $12,459   $25,357  $ 2,723
Tax (expense)/benefit           (5,640)  (4,334)   (8,509)    (993)
Reclassification adjustment
  for gains(losses)
  included in net income            --      971      (305)   4,594
Tax (expense)/benefit               --     (340)      107   (1,608)
                               -------  -------   -------  -------
                               $10,834  $ 8,756   $16,650  $ 4,716
                               =======  =======   =======  =======


NOTE 14.  Acquisitions
----------------------
	On February 7, 1998, the Corporation acquired Great Financial Corporation for 70 percent stock and 30 percent cash. The 70 percent of Great Financial's shares were exchanged for common shares of Star Banc Corporation stock at an exchange ratio of 0.949 Star Banc shares for each share of Great Financial. The remaining 30 percent of Great Financial shares were exchanged for $44 in cash for each share.
  	The Corporation issued 9.5 million shares and the total value of this transaction was $648 million. This transaction is structured as a tax-free exchange for shareholders receiving stock and has been accounted for as a purchase transaction. The allocation of the purchase price for Great Financial is preliminary and may change as certain estimates and contingencies are finalized, although any adjustments are not expected to be material.

-----------------
 	The following table presents an Unaudited Pro Forma Combined Summary of Operations of the Corporation and Great Financial for the three months and nine months ended September 30, 1997. The Unaudited Pro Forma Combined
Summary of Operations is presented as if the Great Financial merger had been effective January 1, 1997. (dollars are in thousands except per share data)

                                     Three Months Ended   Nine Months Ended
                                     September 30, 1997  September 30, 1997
                                     ------------------  ------------------
Net interest income                            $154,826           $457,026
Net income                                       59,031            167,891
Basic earnings per common share                    0.56               1.58
Diluted earnings per common share                  0.54               1.54


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

 	On August 21, 1998, the Corporation acquired Trans Financial, Inc. ("Trans Financial") through a stock-for-stock fixed exchange of 0.9003 Star Banc shares for each share of Trans Financial stock. This transaction was structured as a tax-free exchange for shareholders and was accounted for as a pooling-of-interests. All financial information previously reported by the Corporation, except dividends per share, has been restated for the Trans Financial acquisition.

 	On July 1, 1998, the Corporation and Firstar Corporation ("Firstar") announced it had signed a definitive agreement to merge through an exchange of shares valued at approximately $7.2 billion. Firstar is a $20.7 billion Milwaukee, Wisconsin-based financial services holding company. Under the terms of the agreement, Firstar shareholders will receive a tax-free exchange of 0.76 shares of common stock of the combined company for each share of Firstar common stock and shareholders of Star Banc will retain one share of common stock in the combined company for each Star Banc share. This transaction is expected to be accounted for as a pooling-of-interest. The combined company will be known as Firstar Corporation.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

Overview
--------
Net income of Star Banc Corporation ("the Corporation") for the quarter ended September 30, 1998, was $48,131,000, a 14.5 percent decrease compared to the third quarter of 1997. Net income for the first nine months of 1998 was $186,072,000, a 15.9 percent increase over the same period in 1997. Diluted earnings per common share was $0.44 for the third quarter of 1998, compared to $0.58 for the third quarter of 1997, a decrease of 22.4 percent. For the first nine months of 1998 diluted earnings per common share was $1.71, a 6.2 percent increase over the same period in 1997.

   On August 21, 1998, the Corporation completed the acquisition of Trans Financial Inc., a $2.2 billion financial services holding company based in Bowling Green, Kentucky. The purchase of Trans Financial Inc. was a tax-free stock-for-stock exchange which was accounted for as a pooling-of-interest.
Under the terms of this agreement, the Corporation exchanged 0.9003 shares of Star Banc common stock for each share of Trans Financial. The Corporation issued 10.7 million shares of stock in this transaction. As a result of this acquisition, all prior period financial information has been restated to include the historical results of Trans Financial Inc.

   In connection with the acquisition of Trans Financial Inc., the Corporation incurred pre-tax merger-related charges of $30.0 million. These charges included $9.0 million in severance and employee related costs, $5.3 million in occupancy and equipment charges, $4.7 million in conversion costs and contract terminations, $3.0 million to establish a charitable foundation for the Bowling Green area and $8.0 million in other merger costs such as legal and investment banking fees. In addition, a $12.3 million provision for loan losses was charged to earnings on the merger date, in connection with a change in the management of Trans Financial problem loans. Excluding merger-related charges and the additional provision, net income for the third quarter was $75.6 million, a 34.3 percent increase over the third quarter of 1997. Diluted earnings per share was $0.69 for the third quarter 1998, a 21.1 percent increase over the same period of 1997. Return on average assets was 1.75 percent for the third quarter and 1.77 percent for the first nine months of 1998, compared to
1.79 percent and 1.76 percent, respectively, for the same periods in 1997. Due primarily to the acquisition of Great Financial Corporation (discussed below), return on average equity declined to 18.17 percent for the third quarter and
18.61 percent for the first nine months of 1998, compared to 22.16 percent and
21.73 percent, respectively, for the same periods in 1997.

   On February 7, 1998, the Corporation completed the acquisition of Great Financial Corporation ("GFC") for 70 percent stock and 30 percent cash. The Corporation issued 9.5 million shares and the total value of the acquisition was $648 million. This transaction was a tax-free exchange for shareholders receiving stock and was accounted for as a purchase transaction. The GFC acquisition added approximately $3.0 billion in assets and $1.9 billion in deposits, in addition to 43 branch offices in Kentucky and two in Indiana.

   On June 19, 1998, Star Bank, N.A. ("the Bank") completed the acquisition of 49 branch offices located in 26 counties throughout Ohio from Bank One. In this acquisition the Bank acquired $1.1 billion in deposits and $120 million in loans for a premium of $117 million. The remaining cash received in this transaction was invested in mortgage-backed securities.

   On July 1, 1998, Star Banc Corporation and Firstar Corporation ("Firstar") announced they had signed a definitive agreement to merge through an exchange of shares valued at approximately $7.2 billion. The merger is a tax-free stock exchange and will be accounted for as a pooling-of-interest. Firstar is a $20 billion financial services holding company based in Milwaukee, Wisconsin. The combined company will provide a full range of consumer banking, commercial banking, trust and investment management services and products to more than 3 million customers, with approximately 720 branch locations in eight Midwest states and Arizona, in addition to trust operations in Florida. Under the terms of the agreement, Firstar shareholders will receive 0.76 shares of common stock of the combined company for each share of Firstar common stock and Star Banc shareholders will retain one share of common stock in the combined company for each common share of Star Banc. The combined company will be known as Firstar Corporation, and its corporate headquarters will be located in Milwaukee, with consumer banking and specialized lending operations located in Cincinnati. All required regulatory approvals and shareholder approval has been received and the transaction will close November 20, 1998.


Financial Condition
-------------------
   Total assets at September 30, 1998 amounted to $17.29 billion, up $4.2 billion from $13.07 billion at December 31, 1997. Total loans, net of unearned interest, increased $1.83 billion to $11.71 billion at September 30, 1998, compared to $9.88 billion at December 31, 1997. These increases were due to the acquisitions of GFC and the Bank One branch offices. The acquisition of GFC added $2.81 billion in total assets and $1.87 billion in loans. Also in the first half of 1998, the Corporation swapped
$615 million in residential mortgages to investment securities. Outside of the changes in residential mortgages the Corporation experienced strong loan growth in several loan areas for the first nine months of 1998, led by retail leasing up $277 million or 29.7 percent and residential mortgages which were up $418 million or 29.3 percent. Commercial loans also showed strong growth increasing $449 million or 14.3 percent in the first nine months of 1998.

   Investment securities increased $1.29 billion to $2.74 billion at September 30, 1998 compared to $1.44 billion at December 31, 1997. This increase was due in part to the GFC acquisition and the residential mortgage swaps previously discussed. In addition, the Corporation purchased $784 million in securities with the cash received in the Bank One branch acquisition, resulting in a total of $1.06 billion in mortgage-backed securities purchased in the first nine months of 1998. As of September 30, 1998, the Corporation's investment securities portfolio included $2.60 billion in securities classified as available-for-sale and $140 million classified as held-to-maturity. The securities added as a result of the GFC acquisition and the mortgage swaps were all classified as available-for-sale. At September 30, 1998, the Corporation reported a net unrealized gain of $41.3 million on available-for-sale securities, with an offsetting increase to shareholders' equity of $16.7 million (net of tax). For the first nine months of 1998, the after-tax net unrealized gain/(loss) reported as a separate component of equity increased from an unrealized gain of $10.2 million to an unrealized gain of $26.9 million, increasing equity $16.7 million.

  Total deposits increased $3.18 billion to $12.95 billion at September 30, 1998 from $9.77 billion at December 31, 1997. The acquisition of GFC and the Bank One offices added $3.08 billion in deposits, with $1.71 billion in certificates of deposit, $996 million in savings, NOW and money market accounts and $376 million in noninterest bearing deposits. Excluding GFC and Bank One, total deposits increased $101 million in the first nine months of 1998, with money market deposit accounts up $620 million, while small CDs declined $88 million and savings and NOW accounts declined $238 million. Noninterest-bearing deposits were relatively flat for first nine months of 1998, as increases in business accounts were offset by declines in personal accounts. The Corporation has continued to experience a decline in savings accounts (excluding the acquisitions) through the first nine months of 1998, as customers continue to transfer funds into tiered rate money market deposits and other higher yielding nonbank products.

Results of Operations
---------------------
   Net interest income, the Corporation's principal source of earnings, increased $29.8 million or 21.9 percent in the third quarter of 1998, compared to the same period in 1997. For the first nine months of 1998, net interest income increased $80.5 million or 20.0 percent. The increase in 1998 was due to increased volumes from continued strong loan growth and the earning assets added as a result of the GFC and Bank One branch acquisitions. The increase due to higher earning asset volumes has been partially offset by negative earning asset mix changes. As a result of the GFC and Bank One acquisitions, the majority of the assets acquired were lower yielding residential mortgages and mortgage-backed securities. In addition, growth in Trans Financials' earning assets was more heavily weighted toward residential mortgages and mortgage-backed securities. For the first nine months of 1998, average loans increased $2.02 billion or 21.7 percent, with residential mortgages increasing $494 million or
33.4 percent. Investment securities increased $826 million or 50.7 percent, compared to the same period in 1997.

   Net interest margin decreased 43 basis points to 4.43 percent for the third quarter and 33 basis points to 4.53 percent for the first nine months of 1998, compared to 4.86 percent for the same periods in 1997. These decreases in net interest margin reflect the decline in rates on earning assets related to the addition of residential mortgages and investment securities associated with the Great Financial, Bank One and Trans Financial acquisitions, as discussed above. Also contributing to the decline in net interest margin were increases in the cost of supporting funds of eight basis points for the third quarter and 16 basis point for the first nine months of 1998, compared to the same periods in 1997. These increases were principally due the higher costs of Great Financials' interest-bearing deposits and other funding sources, as compared to similar funds at Star Bank. As a result, the acquisition of GFC compressed the Corporation's overall net interest margin. Tables 1 and 2 provide detailed information on the average balances, interest income/expense and rates earned or paid by major balance sheet category.

   An additional $12.3 million loan loss provision charged to earnings at the merger date was recorded in connection with a change in the management of Trans Financial problem loans. Excluding this merger-related charge, the provision for loan losses decreased $7.1 million in the third quarter and $12.5 million for the first nine months of 1998, compared to the same periods in 1997. As discussed further in the Asset Quality section, the provision was down as a result of lower levels of charge-offs (as a percentage of average loans) in 1998.

   Noninterest income continues to be a growing source of revenue, representing
34.5 percent of the Corporation's tax-equivalent net revenues for the third quarter and 33.2 percent for the first nine months of 1998, compared to 31.4 percent and 30.2 percent respectively, for the same periods in 1997.
Noninterest income was $88.2 million for the third quarter and $241.9 million for the first nine months of 1998, increases of 40.1 percent and 37.8 percent, from the same periods of 1997. Excluding gains/(losses) on sales of securities, noninterest income increased $61.4 million or 34.1 percent in the first nine months of 1998, compared to the same period in 1997. The acquisitions of GFC and Trans Financial has added a significant mortgage servicing operation to the Corporation contributing greatly to

STAR BANC CORPORATION AND SUBSIDIARIES
TABLE 1 AVERAGE BALANCE SHEETS AND AVERAGE RATES
(Dollars in thousands)

                                          Third Quarter, 1998                 Third Quarter, 1997
                                    --------------------------------   ---------------------------------
                                        Daily               Average        Daily               Average
                                       Average   Interest    Rate         Average   Interest    Rate
                                    ----------- ---------   --------   ----------- ---------   --------
ASSETS:
Commercial loans....................$ 3,829,344 $  83,717     8.68 %   $ 3,492,064 $  78,045     8.87 %
Real estate loans...................  4,055,570    87,052     8.58       2,946,845    64,806     8.79
Retail loans........................  3,725,110    85,155     9.10       3,092,411    73,315     9.44
                                    ----------- ---------              ----------- ---------
     Total loans.................... 11,610,024   255,924     8.78       9,531,320   216,166     9.03
Loans held for sale.................    592,107    10,904     7.37         158,739     2,575     6.49
Taxable investment securities.......  2,780,531    46,016     6.61       1,470,648    24,300     6.60
Non-taxable investment securities...     88,101     2,586    11.74          62,807     2,201    14.02
Money market investments............     39,331       561     5.65          91,060     1,325     5.77
                                    ----------- ---------              ----------- ---------
     Total interest-earning assets.. 15,110,094 $ 315,991     8.33 %    11,314,574 $ 246,567     8.68 %
                                                =========     ====                 =========     ====
Cash and due from banks.............    670,423                            517,781
Allowance for loan losses...........   (180,862)                          (149,650)
Other assets........................  1,518,960                            775,499
                                    -----------                        -----------
     Total assets...................$17,118,615                        $12,458,204
                                    ===========                        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Savings and NOW.....................$ 1,277,009 $   7,882     2.45 %   $ 1,186,263 $   7,558     2.53 %
Money market deposit accounts.......  3,634,400    31,943     3.49       2,376,027    19,161     3.20
Time deposits $100,000 and over.....    842,302    11,930     5.62         531,965     7,474     5,57
Time deposits under $100,000........  4,887,035    66,185     5.37       3,632,423    49,935     5.45
Short-term borrowings...............  1,494,628    19,087     5.07       1,185,525    14,774     4.94
Long-term debt......................    690,294    11,413     6.59         592,589     9,938     6.68
                                    ----------- ---------              ----------- ---------
     Total interest-bearing
       liabilities.................. 12,825,668 $ 148,440     4.59 %     9,504,792 $ 108,840     4.55 %
                                                =========     ====                 =========     ====
Noninterest-bearing deposits........  2,314,343                          1,712,924
Other liabilities...................    327,851                            232,891
Shareholders' equity................  1,650,753                          1,007,597
                                    -----------                        -----------
     Total liabilities and
       shareholders' equity.........$17,118,615                        $12,458,204
                                    ===========                        ===========

Net interest margin.................                          4.43 %                             4.86 %
Interest rate spread................                          3.74                               4.13

Note:  Interest and average rate are presented on a fully-taxable equivalent basis.  Taxable equivalent amounts are calculated utilizing marginal federal income tax rate of 35 percent. The total of nonaccruing loans is included in average amounts outstanding.

STAR BANC CORPORATION AND SUBSIDIARIES
TABLE 2 AVERAGE BALANCE SHEETS AND AVERAGE RATES
(Dollars in thousands)

                                    Year through September 30, 1998    Year through September 30, 1997
                                    --------------------------------   ---------------------------------
                                        Daily               Average        Daily               Average
                                       Average   Interest    Rate         Average   Interest    Rate
                                    ----------- ---------   --------   ----------- ---------   --------
ASSETS:
Commercial loans....................$ 3,859,172 $ 253,296     8.77 %   $ 3,397,579 $ 226,644     8.92 %
Real estate loans...................  3,928,303   254,028     8.63       2,921,354   190,193     8.68
Retail loans........................  3,552,969   245,965     9.25       3,001,149   209,751     9.33
                                    ----------- ---------              ----------- ---------
     Total loans.................... 11,340,444   753,289     8.87       9,320,082   626,588     8.98
Loans held for sale.................    471,303    25,848     7.23         125,720     6,083     6.45
Taxable investment securities.......  2,376,545   118,209     6.63       1,568,258    76,961     6.55
Non-taxable investment securities...     76,664     7,198    12.52          59,466     6,449    14.46
Money market investments............     52,773     2,261     5.73          61,432     2,632     5.73
                                    ----------- ---------              ----------- ---------
     Total interest-earning assets.. 14,317,729 $ 906,805     8.45 %    11,134,958 $ 718,713     8.62 %
                                                =========     ====                 =========     ====
Cash and due from banks.............    619,350                            499,584
Allowance for loan losses...........   (174,645)                          (145,174)
Other assets........................  1,329,011                            724,130
                                    -----------                        -----------
     Total assets...................$16,091,445                        $12,213,498
                                    ===========                        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Savings and NOW.....................$ 1,233,246 $  23,354     2.53 %   $ 1,226,788 $  23,632     2.58 %
Money market deposit accounts.......  3,213,749    82,549     3.43       2,274,623    52,204     3.07
Time deposits $100,000 and over.....    753,163    31,700     5.63         531,067    22,060     5.55
Time deposits under $100,000........  4,635,118   188,181     5.43       3,679,864   149,491     5.43
Short-term borrowings...............  1,576,438    59,606     5.06       1,129,370    41,465     4.91
Long-term debt......................    705,617    34,835     6.59         481,194    23,742     6.59
                                    ----------- ---------              ----------- ---------
     Total interest-bearing
       liabilities.................. 12,117,331 $ 420,225     4.64 %     9,322,906 $ 312,594     4.49 %
                                                =========     ====                 =========     ====
Noninterest-bearing deposits........  2,140,728                          1,674,329
Other liabilities...................    299,283                            228,061
Shareholders' equity................  1,534,103                            988,202
                                    -----------                        -----------
     Total liabilities and
       shareholders' equity.........$16,091,445                        $12,213,498
                                    ===========                        ===========

Net interest margin.................                          4.53 %                             4.86 %
Interest rate spread................                          3.81                               4.13

Note:  Interest and average rate are presented on a fully-taxable equivalent basis.  Taxable equivalent amounts are calculated utilizing marginal federal income tax rate of 35 percent. The total of nonaccruing loans is included in average amounts outstanding.

the increase in noninterest income as mortgage banking income increased $11.2 million or 157 percent in the third quarter of 1998. The Corporation also had strong growth in several other areas, led by trust income, which increased 22.6 percent for the third quarter and 23.4 percent for the first nine months of 1998 due to new business in all product lines and improved market conditions.
Service charges on deposits, including retail deposit and cash management income increased 19.4 percent in the third quarter and 17.9 percent for the first nine months of 1998 due to higher demand deposit levels and increased transaction volumes, in addition to the acquisition of GFC. Other areas of strong growth in noninterest income for 1998 include insurance commissions and electronic banking income.

   Noninterest expense totaled $159.2 million in the third quarter and $392.9 million for the first nine months of 1998, increases of 61.4 percent and 36.2 percent, respectively, compared to the same periods of 1997. Excluding merger-related costs, noninterest expense increased 31.0 percent in the third quarter and 25.8 percent for the first nine months of 1998. The increase in noninterest expenses in 1998 was primarily a result of the acquisitions of GFC and the Bank One branches, in addition to additional branch openings and expansion at Star Banc Finance, Inc. Increases related to the Great Financial and Bank One acquisitions occurred in the following categories: salaries, occupancy, equipment, state taxes, communications, marketing, mortgage servicing and amortization of intangibles. Incentive accruals, based on higher profit levels and increases in staff levels, are also up in 1998. Although expenses grew significantly due to the acquisitions, significant cost savings and efficiencies are expected in the future as a result of these acquisitions.

    The Corporation's effective tax rate for the first nine months of 1998 was
34.3 percent up from 33.2 percent for the same period in 1997. This increase was due in part to higher levels of nondeductible intangible amortization expense.


YEAR 2000
---------
   The Corporation's Year 2000 project is directed by a Year 2000 Project Management Office ("PMO"), chaired by the Executive Vice President of Consumer Banking. The PMO provides direct oversight of the Year 2000 initiative and meets twice a month to review the project's progress. The Corporation's
Board of Directors receives project updates at every regular meeting.

   The Corporation has completed its assessment of Year 2000 issues, developed a plan, and arranged for the required resources to complete the necessary remediation efforts. The Corporation is utilizing both internal and external resources to reprogram, or replace, and test the software and hardware for Year 2000 modifications. Currently, the Corporation has remediated, tested and returned to production more than half of its applications. Testing and remedation of all applications will be substantially completed by the end of 1998. The Corporation has established a separate test environment to accommodate its Year 2000 testing activity and the anticipated need to test with its customers and other third parties during 1999.

   The Corporation relies on several third party service providers for key business processesand works closely to monitor their Year 2000 efforts. The Corporation is in the process of obtaining written and verbal verification from significant third party service providers and vendors of their Year 2000 readiness. Validation of Year 2000 readiness of all the Corporation's vendors continues with a particular focus on the readiness and alternatives, where possible, for vendors that have been identified as critical.

   While the Corporation continues to discuss these matters with, obtain written certification from, and test the systems of such other companies as to Year 2000 compliance, no assurance that any potential impact associated with incompatible systems after December 31, 1999 will have no material adverse effect on the Corporation's business, financial condition or results of operations.

   The Corporation previously established business continuity plans for its various lines of business and is assessing these plans for the possible impact of Year 2000 anticipated failures. Existing business continuity plans will be adjusted where appropriate for those scenarios that may have the most severe impact on its operations. This activity is expected to be substantially complete by December 31, 1998.

   The costs of the Year 2000 project are primarily staff related and are expensed as incurred. Currently, the Corporation estimates that the total cost of the Year 2000 project will be approximately $12 million. The Corporation has incurred approximately $4.8 million of expenses through September 30, 1998, and expects to incur approximately $6.5 million in expenses in 1998.


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

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivatives Instruments and Hedging Activities. This Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, the Corporation has not yet determined the impact of adopting SFAS No. 133 on the financial statements. However it could increase volatility in earnings and comprehensive income.

STAR BANC CORPORATION AND SUBSIDIARIES
TABLE 3 SUMMARY OF LOAN LOSS EXPERIENCE
For the Periods Ended September 30
(Dollars in thousands)


                                      Third Quarter           Nine Months
                                ----------------------- -----------------------
                                     1998        1997         1998        1997
                                ----------- ----------- ----------- -----------

Average loans - net of unearned
  interest..................... $11,610,024 $ 9,531,320 $11,340,444 $ 9,320,082
                                =========== =========== =========== ===========

Allowance for loan losses:

  Balance - beginning of
    period..................... $   176,857 $   146,505 $   154,071 $   136,754

  Charge-offs:
    Commercial.................     (13,993)     (4,075)    (20,430)    (13,322)
    Real estate................      (1,278)       (551)     (2,529)     (1,611)
    Retail.....................     (12,262)    (10,600)    (35,782)    (31,786)
                                ----------- ----------- ----------- -----------
      Total charge-offs........     (27,533)    (15,226)    (58,741)    (46,719)
                                ----------- ----------- ----------- -----------
  Recoveries:
    Commercial.................       4,196       1,021       5,894       4,479
    Real estate................          89         312         706         671
    Retail.....................       2,865       2,180       8,331       7,393
                                ----------- ----------- ----------- -----------
      Total recoveries.........       7,150       3,513      14,931      12,543
                                ----------- ----------- ----------- -----------

        Net charge-offs........     (20,383)    (11,713)    (43,810)    (34,176)

  Provision charged to
    earnings...................      22,101      16,900      48,946      49,114

  Allowances of banks purchased          --          --      19,368          --
                                ----------- ----------- ----------- -----------

  Balance - end of period...... $   178,575 $   151,692 $   178,575 $   151,692
                                =========== =========== =========== ===========

Ratio of net charge-offs to
  average loans - net of
  unearned interest............        0.70%       0.49%       0.52%       0.49%
                                =========== =========== =========== ===========

Asset Quality
-------------
As of September 30, 1998, the allowance for loan losses was $178.6 million or
1.53 percent of loans, net of unearned interest. This compares to an allowance of $154.1 million or 1.56 percent of loans, net of unearned interest, at December 31, 1997. The allowance as a percentage of nonperforming loans increased slightly to 359 percent at September 30, 1998 compared to 325 percent at December 31, 1997.

   As previously discussed, a $12.3 million provision for loan losses was charged to earnings at the time of the Trans Financial merger. As a result of the change in management of Trans Financial problem loans, approximately $12.1 million of loans were charged-off in conformity with Star Bank's policy of aggressively eliminating problem credits. Excluding the additional merger-related charge-offs, net charge-offs totaled $8.3 million in the third quarter of 1998, a decrease of $3.4 million compared to the third quarter of 1997. For the first nine months of 1998 net charge-offs totaled $31.8 million, a decline of $2.4 million compared to 1997. Annualized net charge-offs as a percentage of average outstanding loans were 0.28 percent for the third quarter of 1998, down 14 basis points from the first two quarters of 1998 and down 21 basis points compared to 0.49 percent for the same period in 1997. Table 3 provides a summary of activity in the allowance for loan losses account by type of loan.

    Excluding the merger-related charge-offs, the percentage of net charge-offs to average loans has continued to trend downward over the last year. This decline in net charge-offs has been primarily in the commercial loan area, partially offset by continued increases in retail loans. Net charge-offs for retail loans declined slightly in the third quarter of 1998, compared to the prior year, as net charge-offs on credit cards decreased $550,000 million compared to the third quarter of 1997. Installment loan and retail leasing charge-offs increased $524,000 compared to the third quarter of 1997, primarily due to higher loan volumes. Net charge-offs on commercial loans have continued to decline in 1998, as third quarter net charge-offs decreased $4.0 million compared to the same period in 1997. The acquisition of GFC has resulted in slight increases in residential and retail loan charge-off levels in the third quarter of 1998, primarily as a result of higher loan volumes.

   As shown in Tables 4 and 5, nonperforming assets levels increased $1.2 million to $54.0 million at September 30, 1998, compared to $52.9 million at September 30, 1997. The increase in the third quarter was due primarily to increases in nonaccrual residential mortgages and OREO related to GFC.
Increases in nonaccrual commercial and commercial real estate loans were offset by a decline in restructured loans. Nonperforming assets increased $2.8 million in the nine months ended September 30, 1998, due primarily to GFC. The percentage of nonperforming loans to end of period loans decreased nine basis points to 0.42 percent, compared to 0.51 at September 30, 1997 and was down six basis points from December 31, 1997. Loans past due 90 days or more and still accruing interest increased $18.4 million in the first nine months of 1998, and increased $18.5 million compared to September 30, 1997. The increase in loans past due 90 days or more since September 30, 1997 was due to increases in residential mortgages related to GFC and commercial loans.

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

STAR BANC CORPORATION AND SUBSIDIARIES
TABLE 4 NONPERFORMING ASSETS
(Dollars in thousands)

                                  September 30,   December 31,    September 30,
                                     1998            1997             1997
                                  ------------    ------------    -------------
Loans on nonaccrual status....... $     49,701    $     46,755    $      37,810
Loans which have been
  renegotiated...................            8             698           12,146
                                  ------------    ------------    -------------
  Total nonperforming loans......       49,709          47,453           49,956

Other real estate owned..........        4,306           3,804            2,896
                                  ------------    ------------    -------------

  Total nonperforming assets..... $     54,015    $     51,257    $      52,852
                                  ============    ============    =============

Percentage of nonperforming
  loans to loans* ...............         0.42%           0.48%            0.51%
                                  ============    ============    =============
Percentage of nonperforming
  assets to loans* and other
  real estate owned..............         0.46%           0.52%            0.54%
                                  ============    ============    =============
Loans past due 90 days
  or more........................ $     35,012    $     16,567    $      16,461
                                  ============    ============    =============

*  Net of unearned interest.



                                     -27-

STAR BANC CORPORATION AND SUBSIDIARIES
TABLE 5 COMPOSITION OF NONPERFORMING LOANS
(Dollars in thousands)

                                             September 30, 1998                              December 31, 1997
                           ------------------------------------------------ ------------------------------------------------
                                     Nonperforming Loans          90 Days                 Nonperforming Loans      90 Days
                           --------------------------------------    or      -------------------------------------    or
                              Non-   Restruc-          Percentage   More       Non-   Restruc-          Percentage   More
                            accrual   tured    Total   of Loans   Past Due   accrual   tured    Total   of Loans   Past Due
                           ------------------------------------------------ ------------------------------------------------

Commercial:
  Corporate.................$25,971      $ 8  $25,979      0.80 %  $6,158    $28,965     $ 11  $28,976      1.03 % $   748
  Commercial leasing........     84       --       84      0.02        --        806       --      806      0.23        --
                            -------      ---  -------              ------    -------      ---  -------             -------
    Total commercial loans.. 26,055        8   26,063      0.73     6,158     29,771       11   29,782      0.95       748
                            -------      ---  -------              ------    -------      ---  -------             -------
Real estate loans:
  Residential...............  9,324       --    9,324      0.51    14,848      6,894      678    7,572      0.53     4,627
  Commercial mortgage.......  6,961       --    6,961      0.38       893      4,913       --    4,913      0.31       644
  Construction/land
    development.............  2,406       --    2,406      0.37     1,201      1,556       --    1,556      0.31     1,025
                            -------      ---  -------              ------    -------      ---  -------             -------
    Total real estate loans. 18,691       --   18,691      0.43    16,942     13,363      678   14,041      0.40     6,296
                            -------      ---  -------              ------    -------      ---  -------             -------
Retail loans:
  Other retail..............  2,086       --    2,086      0.10     5,257      1,019        9    1,028      0.06     2,469
  Credit cards..............  2,515       --    2,515      0.61     5,894      2,092       --    2,092      0.47     6,679
  Retail leasing............    354       --      354      0.03       761        510       --      510      0.05       375
                            -------      ---  -------              ------    -------      ---  -------             -------
    Total retail loans......  4,955       --    4,955      0.14    11,912      3,621        9    3,630      0.11     9,523
                            -------      ---  -------              ------    -------      ---  -------             -------

    Total loans.............$49,701      $ 8  $49,709      0.42 % $35,012    $46,755     $698  $47,453      0.48 % $16,567
                            =======      ===  =======      ====   =======    =======     ====  =======      ====   =======

made against FHA and VA. Any credit losses incurred are no greater than if the FHA/VA loans remained in the GNMA pools and the Corporation remained as servicer. The same risk from foreclosure or loss of interest exists for the Corporation as servicer or owner of the loan. At September 30, 1998, the Corporation held in its loan portfolio $118 million of these FHA/VA buyout loans.

    The specific valuation allowance recorded on impaired loans, as prescribed by Statement of Financial Accounting Standards No. 114 (as amended by SFAS No.
118), is included in the total allowance for loan losses. In addition to the valuation allowance on impaired loans, the adequacy of the total allowance for loan losses is monitored on a continual basis and is based on management's evaluation of several key factors: the quality of the current loan portfolio, current economic conditions, evaluation of significant problem loans, an analysis of periodic internal loan reviews, delinquency trends and ratios, changes in the mix and levels of various loan types, historical charge-off and recovery experience and other pertinent information. These estimates are reviewed continually and, as adjustments become necessary, they are reported in earnings in the period in which they become known. Management believes that the allowance for loan losses at September 30, 1998 was adequate to absorb all anticipated losses in the loan portfolio as of that date.

   The recorded investment in impaired loans at September 30, 1998 was $36 million with a related valuation allowance calculated under SFAS No. 114 of $2 million.


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


   The Corporation issues commercial paper notes through a private placement memorandum up to a maximum aggregate amount of $150 million, with maturities of up to 270 days. The proceeds of the notes from the commercial paper program are used for general corporate purposes and to provide funding to Star Banc Finance, Inc. As of September 30, 1998, $109 million in commercial paper was outstanding. The Corporation's consolidated long-term debt, which consists of subordinated and senior notes issued by the Bank and medium term notes issued by the Parent Company, declined $54 million in the first nine months of 1998 to $485 million. The decline in long-term debt was due to the payoff of $105 million in FHLB long-term advances previously held by Trans Financial, partially offset by an increase in medium term notes outstanding.

In 1996, the Board of Directors approved the purchase of a total of nine million shares under the Corporation's buyback program over the next three years. The repurchased shares are held as treasury shares for reissue in connection with employee stock options. The Corporation repurchased 188,000 shares in 1998 for a total of 5.7 million shares repurchased under the buyback program. All remaining treasury shares acquired through the buyback program were reissued for the GFC acquisition. On August 21, 1998, in connection with the acquisition of Trans Financial Inc., the Corporation rescinded its buyback program.

   Total shareholders' equity increased $622 million in the first nine months to $1.68 billion at September 30, 1998. This increase was the result of the $458 million in equity added for Great Financial, in addition to the retention of earnings for the first nine months of 1998. The suspension of the buyback program in the first quarter of 1998 has resulted in a $44 million increase in equity related to shares issued from the exercise of stock options. The Corporation also raised its quarterly dividend rate per common share from $0.20 in 1997 to $0.23 in 1998, a 15.0 percent increase.

   Banking industry regulators define minimum capital requirements for banks and bank holding companies. The Corporation's tier 1 and total risk-based capital ratios at September 30, 1998 were 8.11 percent and 11.36 percent, respectively, well above the minimum requirements of 4.0 percent for tier 1 capital to risk-weighted assets and 8.0 percent for total capital to risk-weighted assets.
These compare to tier 1 and total ratios of 8.77 percent and 12.61 percent at December 31, 1997. Regulatory authorities have also established a minimum adjusted equity-to-average quarterly assets ("leverage") ratio of 3.0 percent. As of September 30, 1998 the Corporation's leverage ratio was 6.75 percent compared to 8.01 percent at December 31, 1997. The decreases in the Corporation's tier 1 and total capital ratios in the first half of 1998 were due to the increase in intangible assets related to the Bank One branch acquisition.

   As shown in the Condensed Consolidated Statements of Cash Flows, through the first nine months of 1998, the Corporation used $39 million in cash flows from operating activities, compared to $166 million provided by operating activities for the same period in 1997. This change is due to the high level of residential mortgage origination's at the end of the third quarter significantly increasing loans held-for-sale additional cash should be provided when these loans are sold on the secondary market.


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

            (A)  Exhibits filed:
                 Exhibit 11 - Computation of Earnings Per Share
                 Exhibit 27 - Financial Data Schedule

            (B) The Corporation filed a Current Report on Form 8-K on July 2, 1998 (as amended on July 10, 1998) announcing the signing of a definitive agreement to merge with Firstar Corporation.



SIGNATURES
----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        STAR BANC CORPORATION

  November 13, 1998                     /s/ Jerry A. Grundhofer
-----------------------                 ------------------------------
        Date                            Jerry A. Grundhofer
                                        Chairman, President, and Chief
                                        Executive Officer


  November 13, 1998                     /s/ David M. Moffett
-----------------------                 ------------------------------
        Date                            David M. Moffett
                                        Executive Vice President
                                        and Chief Financial Officer